Form 10-Q
period 2003-03-31
PPL ENERGY SUPPLY LLC; PPL CORP; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2003-05-14
CIK 1161976, 922224, 1127712, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 237-6900	54-1928759

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
PPL Montana, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value,168,562,458 shares outstanding at April 30, 2003, excluding 31,014,292 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at April 30, 2003, excluding 79,270,519 shares held as treasury stock

PPL Montana, LLC	PPL Corporation indirectly holds all of the member interests in PPL Montana, LLC.

PPL Montana, LLC meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

This document is available free of charge at the Investor Center on PPL's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

Table of Contents

GLOSSARY OF TERMS AND ABBREVIATIONS

£ - British pounds sterling.

1945 First Mortgage Bond Indenture - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Deutsche Bank Trust Company Americas, as trustee, as supplemented.

2001 Senior Secured Bond Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to JPMorgan Chase Bank, as trustee, as supplemented.

ANEEL - National Electric Energy Agency, Brazil's agency that regulates the transmission and distribution of electricity.

APA - Asset Purchase Agreement.

APB - Accounting Principles Board.

ARB - Accounting Research Bulletin.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

CEMAR - Companhia Energética do Maranhão, a Brazilian electric distribution company in which PPL Global has a majority ownership interest.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions including acid rain, ozone and toxic air emissions.

CTC - competitive transition charge on customer bills to recover allowable transition costs under the Customer Choice Act.

Customer Choice Act - the Pennsylvania Electricity Generation Customer Choice and Competition Act, legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DEP - Department of Environmental Protection, a state government agency.

Derivative - a financial instrument or other contract with all three of the following characteristics:

  It has (1) one or more underlyings and (2) one or more notional amounts or payment provisions or both. Those terms determine the amount of the settlement or settlements, and, in some cases, whether or not a settlement is required.
  It requires no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors.
  Its terms require or permit net settlement, it can readily be settled net by a means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement.

DIG - Derivatives Implementation Group.

DRIP - Dividend Reinvestment Plan.

EITF - Emerging Issues Task Force, an organization that assists the FASB in improving financial reporting through the identification, discussion and resolution of financial issues within the framework of existing authoritative literature.

EMF - electric and magnetic fields.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings (loss) per share.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN - FASB Interpretation, intended to clarify accounting pronouncements previously issued by the FASB.

GAAP - generally accepted accounting principles.

GWh - gigawatt-hour, one million kilowatt-hours.

Hyder - Hyder Limited, a subsidiary of WPDL and previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

kWh - kilowatt-hour, basic unit of electrical energy.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, a diversified energy company based in Atlanta. PPL Global and Mirant jointly owned WPD until September 6, 2002.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999. Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NorthWestern - NorthWestern Corporation, a Delaware corporation and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPDES - National Pollutant Discharge Elimination System.

NUGs (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

PCB - polychlorinated biphenyl, an additive to oil used in certain electrical equipment up to the late 1970s. Now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units) - securities issued by PPL Capital Funding Trust I, consisting of a Preferred Security and a forward contract to purchase PPL common stock.

PJM (PJM Interconnection, LLC) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLR (Provider of Last Resort) - PPL Electric providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Customer Choice Act.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Capital Funding Trust I - a Delaware statutory business trust created to issue PEPS Units, whose common securities are held by PPL.

PPL Capital Trust - a Delaware statutory business trust created to issue Preferred Securities, whose common securities are held by PPL Electric.

PPL Capital Trust II - a Delaware statutory business trust created to issue Preferred Securities, whose common securities are held by PPL Electric.

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory, and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, which is a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply, which markets wholesale and retail electricity, and supplies energy and energy services in newly deregulated markets.

PPL Energy Supply - PPL Energy Supply, LLC, the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries. Formed in November 2000, PPL Energy Supply is a subsidiary of PPL Energy Funding.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility subsidiary of PPL specializing in natural gas distribution, transmission and storage services, and the competitive sale of propane.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply, which owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply, which acquires and develops domestic generation projects, and acquires and holds international energy projects that are primarily focused on the distribution of electricity.

PPL Martins Creek - PPL Martins Creek, LLC, a fossil generating subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation, which generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Services - PPL Services Corporation, a subsidiary of PPL, which provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL Energy Funding, which delivers high band-width telecommunication services in the Northeast corridor from Washington, D.C. to New York City and to six metropolitan areas in northeastern Pennsylvania.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a wholly-owned subsidiary of PPL Electric, formed to issue transition bonds under the Customer Choice Act.

Preferred Securities - company-obligated mandatorily redeemable preferred securities issued by PPL Capital Trust, PPL Capital Trust II and PPL Capital Funding Trust I, holding solely debentures of PPL Electric, in the case of PPL Capital Trust and PPL Capital Trust II, and solely debentures of PPL Capital Funding in the case of PPL Capital Funding Trust I.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

PURPA - Public Utility Regulatory Policies Act of 1978, legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources and equitable rates.

PURTA - the Pennsylvania Public Utility Realty Tax Act.

SCR - selective catalytic reduction, a pollution control process.

SEC - Securities and Exchange Commission, a U.S. government agency.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

SIUK - a business trust created to issue preferred securities, whose common securities are held by SIUK Limited.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electric energy for delivery back to the third party.

WPD - refers collectively to WPDH Limited and WPDL. PPL Global purchased Mirant's 49% ownership interest in these entities on September 6, 2002, thereby achieving 100% ownership and operational control.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly-owned subsidiary of PPL Global. WPDH Limited owns Western Power Distribution LLP, which owns WPD (South West) and WPD (South Wales).

WPDL - WPD Investment Holdings Limited, an indirect wholly-owned subsidiary of PPL Global. WPDL owns 100% of the common shares of Hyder.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply, PPL Electric and PPL Montana believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Management's Discussion and Analysis of the Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

  market demand and prices for energy, capacity and fuel;
  weather variations affecting customer energy usage;
  competition in retail and wholesale power markets;
  the effect of any business or industry restructuring;
  the profitability and liquidity of PPL and its subsidiaries;
  new accounting requirements or new interpretations or applications of existing requirements;
  operation of existing facilities and operating costs;
  environmental conditions and requirements;
  transmission and distribution system conditions and operating costs;
  development of new projects, markets and technologies;
  performance of new ventures;
  political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
  receipt and renewals of necessary governmental permits and approvals;
  impact of state or federal investigations applicable to PPL and its subsidiaries and the energy industry;
  the outcome of litigation against PPL and its subsidiaries;
  capital market conditions and decisions regarding capital structure;
  stock price performance;
  the market prices of equity securities and resultant cash funding requirements for defined benefit pension plans;
  securities and credit ratings;
  foreign exchange rates;
  new state or federal legislation;
  national or regional economic conditions, including any potential effects arising from the September 11, 2001 terrorist attacks in the U.S. and any consequential hostilities or other hostilities; and
  the commitments and liabilities of PPL and its subsidiaries.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply, PPL Electric and PPL Montana on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Energy Supply, PPL Electric or PPL Montana to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply, PPL Electric and PPL Montana undertake no obligations to update the information contained in such statement to reflect subsequent developments or information.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended March 31,
	2003	2002

Operating Revenues
Utility	$1,020	$951
Unregulated retail electric and gas	52	49
Wholesale energy marketing	298	193
Net energy trading margins	(7)	14
Energy related businesses	124	147

Total	1,487	1,354

Operating Expenses
Operation
Fuel	197	147
Energy purchases	302	198
Other	205	205
Amortization of recoverable transition costs	71	53
Maintenance	73	69
Depreciation	96	86
Taxes, other than income	65	61
Energy related businesses	121	129
Write-down of international energy projects		6

Total	1,130	954

Operating Income	357	400

Other Income - net	10	7

Interest Expense	108	130

Income Before Income Taxes and Minority Interest	259	277

Income Taxes	69	86

Minority Interest	1	26

Income Before Cumulative Effect of a Change in Accounting Principle	189	165

Cumulative Effect of a Change in Accounting Principle (net of income taxes)	63	(150)

Income Before Dividends and Distributions on Preferred Securities	252	15

Dividends and Distributions - Preferred Securities	13	18

Net Income (Loss)	$239	$(3)

Earnings (Loss) Per Share of Common Stock:
Net income - before cumulative effect of a change in accounting principle:
Basic and diluted	$1.06	$1.00

Net income (loss):
Basic and diluted	$1.43	$(0.02)

Dividends Declared per Share of Common Stock	$0.385	$0.36

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Net Cash Provided by (Used in) Operating Activities	$153	$(2)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(169)	(107)
Investment in generating assets and electric energy projects		(179)
Other investing activities - net	(3)	(17)

Net cash used in investing activities	(172)	(303)

Cash Flows From Financing Activities
Issuance of common stock	73	19
Issuance of long-term debt	90
Retirement of long-term debt	(248)	(78)
Deposit of funds for the retirement of long-term debt		(11)
Payment of common and preferred dividends	(72)	(57)
Net increase (decrease) in short-term debt	332	(21)
Other financing activities	(4)

Net cash provided by (used in) financing activities	171	(148)

Net Increase (Decrease) in Cash and Cash Equivalents	152	(453)
Cash and Cash Equivalents at Beginning of Period	245	933

Cash and Cash Equivalents at End of Period	$397	$480

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2003	December 31, 2002

Assets

Current Assets
Cash and cash equivalents	$397	$245
Accounts receivable (less reserve: 2003, $109; 2002, $112)	661	610
Unbilled revenues	272	281
Fuel, materials and supplies - at average cost	224	242
Prepayments	208	122
Deferred income taxes	92	99
Price risk management assets	152	103
Other	149	135

	2,155	1,837

Investments
Investment in unconsolidated affiliates - at equity	229	234
Investment in unconsolidated affiliates - at cost	101	107
Nuclear plant decommissioning trust fund	290	287
Other	25	28

	645	656

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,695	5,603
Generation	2,695	2,679
General	484	476

	8,874	8,758
Construction work in progress	230	223
Nuclear fuel	140	129

Electric plant	9,244	9,110
Gas and oil plant	202	201
Other property	253	252

	9,699	9,563

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,875	1,946
Goodwill and other intangibles	633	666
Other	946	879

	3,454	3,491

	$15,953	$15,547

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2003	December 31, 2002

Liabilities and Equity

Current Liabilities
Short-term debt	$886	$943
Long-term debt	314	366
Accounts payable	438	452
Above market NUG contracts	75	75
Taxes	213	193
Interest	78	101
Dividends	71	66
Price risk management liabilities	166	110
Other	310	307

	2,551	2,613

Long-term Debt	6,195	5,901

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,393	2,371
Above market NUG contracts	334	352
Other	1,233	1,307

	3,960	4,030

Commitments and Contingent Liabilities

Minority Interest	34	36

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	661	661

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	2,612	2,539
Treasury stock	(836)	(836)
Earnings reinvested	1,187	1,013
Accumulated other comprehensive loss	(437)	(446)
Capital stock expense and other	(58)	(48)

	2,470	2,224

	$15,953	$15,547

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2003	2002

Common stock at beginning of period	$2	$2

Common stock at end of period	2	2

Capital in excess of par value at beginning of period	2,539	1,956
Common stock issued (a)	73	19

Capital in excess of par value at end of period	2,612	1,975

Treasury stock at beginning of period	(836)	(836)

Treasury stock at end of period	(836)	(836)

Earnings reinvested at beginning of period	1,013	1,023
Net income (loss) (b)	239	(3)
Cash dividends declared on common stock	(65)	(53)

Earnings reinvested at end of period	1,187	967

Accumulated other comprehensive loss at beginning of period	(446)	(251)
Foreign currency translation adjustments (b)	(15)	8
Unrealized loss on available-for-sale securities (b)	(3)	(1)
Unrealized gain (loss) on qualifying derivatives (b)	27	(11)

Accumulated other comprehensive loss at end of period	(437)	(255)

Capital stock expense and other at beginning of period	(48)	(37)
Other	(10)	(2)

Capital stock expense and other at end of period	(58)	(39)

Total Shareowners' Common Equity	$2,470	$1,814

Common stock shares at beginning of period (a)	165,736	146,580
Common stock issued through the DRIP, ICP, ICPKE and structured equity program	2,006	542
Treasury stock purchased	(19)

Common stock shares at end of period	167,723	147,122

(a)	Shares in thousands. $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.

(b) Statement of Comprehensive Income:
Net income (loss)	$239	$(3)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $0, $(6)	(15)	8
Unrealized loss on available-for-sale securities, net of tax (benefit) of $(2), $0	(3)	(1)
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $12, $(7)	27	(11)

Total other comprehensive income (loss)	9	(4)

Comprehensive Income (Loss)	$248	$(7)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Operating Revenues
Wholesale energy marketing	$298	$193
Wholesale energy marketing to affiliates	389	369
Utility	241	248
Unregulated retail electric and gas	52	49
Net energy trading margins	(7)	14
Energy related businesses	122	146

Total	1,095	1,019

Operating Expenses
Operation
Fuel	153	112
Energy purchases	249	145
Energy purchases from affiliates	45	46
Other operation and maintenance	208	203
Depreciation	69	61
Taxes, other than income	21	19
Energy related businesses	119	126
Write-down of international energy projects		6

Total	864	718

Operating Income	231	301

Other Income - net	19	11

Interest Expense	42	51

Income Before Income Taxes and Minority Interest	208	261

Income Taxes	52	88

Minority Interest	1	26

Income Before Cumulative Effect of a Change in Accounting Principle	155	147

Cumulative Effect of a Change in Accounting Principle (net of income taxes)	63	(150)

Income (Loss) Before Distributions on Preferred Securities	218	(3)

Distributions - Preferred Securities	2	2

Net Income (Loss)	$216	$(5)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Net Cash Provided by Operating Activities	$119	$116

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(109)	(70)
Investment in generating assets and electric energy projects		(179)
Net (increase) decrease in notes receivable from affiliates	33	(144)
Other investing activities - net		(18)

Net cash used in investing activities	(76)	(411)

Cash Flows From Financing Activities
Contributions from Member		1
Distributions to Member	(305)	(221)
Retirement of long-term debt	(8)
Net increase (decrease) in short-term debt	210	(21)
Net increase in short-term debt to affiliate	13

Net cash used in financing activities	(90)	(241)

Net Decrease in Cash and Cash Equivalents	(47)	(536)
Cash and Cash Equivalents at Beginning of Period	149	815

Cash and Cash Equivalents at End of Period	$102	$279

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2003	December 31, 2002

Assets

Current Assets
Cash and cash equivalents	$102	$149
Accounts receivable (less reserve: 2003, $84; 2002, $88)	384	375
Unbilled revenues	163	165
Accounts receivable from affiliates	71	11
Notes receivable from affiliates	622	655
Fuel, materials and supplies - at average cost	189	200
Price risk management assets	143	93
Other	158	177

	1,832	1,825

Investments
Investment in unconsolidated affiliates - at equity	229	234
Investment in unconsolidated affiliates - at cost	101	107
Nuclear plant decommissioning trust fund	290	287
Other	6	10

	626	638

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,450	3,390
Generation	2,695	2,679
General	278	277

	6,423	6,346
Construction work in progress	191	176
Nuclear fuel	140	129

Electric plant	6,754	6,651
Gas and oil plant	23	23
Other property	212	213

	6,989	6,887

Other Noncurrent Assets
Goodwill and other intangibles	457	491
Other	552	495

	1,009	986

	$10,456	$10,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2003	December 31, 2002

Liabilities and Equity

Current Liabilities
Short-term debt	$749	$928
Short-term debt to affiliate	13
Long-term debt	6	6
Accounts payable	370	382
Accounts payable to affiliates	52	76
Above market NUG contracts	75	75
Taxes	137	114
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	155	96
Other	251	271

	1,820	1,960

Long-term Debt	2,595	2,225

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,065	1,028
Above market NUG contracts	334	352
Deferred revenue on PLR energy supply to affiliate	66	69
Other	1,027	1,073

	2,492	2,522

Commitments and Contingent Liabilities

Minority Interest	34	36

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	86	86

Member's Equity	3,429	3,507

	$10,456	$10,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Member's Equity at beginning of period	$3,507	$3,972

Comprehensive income:
Net income (loss)	216	(5)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $0, $(6)	(15)	8
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $13, $(9)	29	(13)
Unrealized loss on available-for-sale securities, net of tax (benefit) of $(2)	(3)

Total comprehensive income (loss)	227	(10)

Member contributions		1
Distributions to Member	(305)	(221)

Member's Equity at end of period	$3,429	$3,742

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Operating Revenues
Retail electric	$702	$641
Retail electric to affiliate	4	5
Wholesale electric	8	7
Wholesale electric to affiliate	39	42
Energy related businesses		2

Total	753	697

Operating Expenses
Operation
Energy purchases	53	54
Energy purchases from affiliate	387	369
Other	61	55
Amortization of recoverable transition costs	71	53
Maintenance	14	11
Depreciation	24	23
Taxes, other than income	44	41
Energy related businesses		2

Total	654	608

Operating Income	99	89

Other Income - net	3	5

Interest Expense	56	56

Income Before Income Taxes	46	38

Income Taxes	16	12

Income Before Dividends and Distributions on Preferred Securities	30	26

Dividends and Distributions - Preferred Securities	1	6

Net Income	$29	$20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Net Cash Provided by (Used in) Operating Activities	$46	$(106)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(54)	(35)
Net decrease in notes receivable from affiliates	90	275
Other investing activities - net	1	3

Net cash provided by investing activities	37	243

Cash Flows From Financing Activities
Issuance of long-term debt	90
Retirement of long-term debt	(178)	(68)
Deposit of funds for the retirement of long-term debt		(11)
Contribution from parent	75
Payment of common and preferred dividends	(3)	(25)
Net increase in short-term debt	121
Other financing activities - net	(4)

Net cash provided by (used in) financing activities	101	(104)

Net Increase in Cash and Cash Equivalents	184	33

Cash and Cash Equivalents at Beginning of Period	29	79

Cash and Cash Equivalents at End of Period	$213	$112

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2003	2002

Assets

Current Assets
Cash and cash equivalents	$213	$29
Accounts receivable (less reserve: 2003, $23; 2002, $23)	254	216
Unbilled revenues	101	113
Accounts receivable from affiliates	69	44
Notes receivable from affiliates		90
Income tax receivable	35	35
Prepayments	153	51
Prepayment on PLR energy supply from affiliate	12	12
Deferred income taxes	43	43
Other	53	36

	933	669

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,245	2,214
General	199	192

	2,444	2,406
Construction work in progress	38	46

Electric plant	2,482	2,452
Other property	4	4

	2,486	2,456

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,875	1,946
Intangibles	118	118
Prepayment on PLR energy supply from affiliate	66	69
Other	330	325

	2,389	2,458

	$5,808	$5,583

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2003	2002

Liabilities and Equity

Current Liabilities
Short-term debt	$136	$15
Long-term debt	283	274
Accounts payable	37	42
Accounts payable to affiliates	133	24
Taxes	80	96
Interest	16	34
Other	80	63

	765	548

Long-term Debt	2,805	2,901

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	785	780
Other	122	125

	907	905

Commitments and Contingent Liabilities

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	357	282
Treasury stock	(912)	(912)
Earnings reinvested	335	308
Capital stock expense and other	(7)	(7)

	1,249	1,147

	$5,808	$5,583

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Common stock at beginning of period	$1,476	$1,476

Common stock at end of period	1,476	1,476

Additional paid-in capital at beginning of period	282	51
Capital contribution from PPL	75

Additional paid-in capital at end of period	357	51

Treasury stock at beginning of period	(912)	(912)

Treasury stock at end of period	(912)	(912)

Earnings reinvested at beginning of period	308	332
Net income (a)	29	20
Cash dividends declared on common stock	(2)	(19)

Earnings reinvested at end of period	335	333

Capital stock expense and other at beginning of period	(7)	(16)

Capital stock expense and other at end of period	(7)	(16)

Total Shareowner's Common Equity	$1,249	$932

Common stock shares at beginning of period (b)	78,030	78,030

Common stock shares at end of period	78,030	78,030

(a)	PPL Electric's net income approximates comprehensive income.
(b)	Shares in thousands. No par value. 170 million shares authorized. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Operating Revenues
Wholesale energy marketing	$80	$57
Wholesale energy marketing to affiliate	16	17
Net energy trading margins		(1)
Other	1	1

Total	97	74

Operating Expenses
Operation
Fuel	9	8
Energy purchases	26	12
Other operation and maintenance	20	23
Transmission	3	2
Depreciation	3	3
Taxes, other than income	4	4

Total	65	52

Operating Income	32	22

Interest Expense	1	1

Income Before Income Taxes	31	21

Income Taxes	12	8

Net Income	$19	$13

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Net Cash Provided by Operating Activities	$13	$11

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(2)	(4)

Net cash used in investing activities	(2)	(4)

Cash Flows From Financing Activities
Borrowings on revolving line of credit with affiliate	40
Repayments on revolving line of credit with affiliate	(50)	(14)

Net cash used in financing activities	(10)	(14)

Net Increase (Decrease) in Cash and Cash Equivalents	1	(7)
Cash and Cash Equivalents at Beginning of Period	1	24

Cash and Cash Equivalents at End of Period	$2	$17

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2003	December 31, 2002

Assets

Current Assets
Cash and cash equivalents	$2	$1
Accounts receivable (less reserve: 2003, $47; 2002, $47)	19	26
Accounts receivable from joint owners	6	8
Accounts receivable from Member	4	2
Fuel, materials and supplies - at average cost	6	6
Price risk management assets	14	12
Deferred income taxes	12	17
Prepayments and other	9	4

	72	76

Noncurrent Assets
Property, plant and equipment - net	433	433
Deferred income taxes	5	12
Other	137	122

	575	567

	$647	$643

Liabilities and Equity

Current Liabilities
Accounts payable	$35	$31
Accounts payable to affiliates		1
Accounts payable to Member	3
Revolving line of credit with affiliate	16	26
Accrued expenses	18	17
Price risk management liabilities	10	12
Wholesale energy commitments	3	2

	85	89

Noncurrent Liabilities
Employee benefit obligations	18	27
Wholesale energy commitments	60	62
Other	22	31

	100	120

Commitments and Contingent Liabilities

Member's Equity	462	434

	$647	$643

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2003	2002

Member's Equity at beginning of period	$434	$421

Comprehensive income:
Net income	19	13
Other comprehensive income (loss):
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $6, $(9)	9	(14)

Total comprehensive income (loss)	28	(1)

Member's Equity at end of period	$462	$420

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

  Interim Financial Statements

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2002 is derived from each Registrant's 2002 audited Balance Sheet. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

  Certain amounts in the March 31, 2002 and December 31, 2002 financial statements have been reclassified to conform to the presentation in the March 31, 2003 financial statements. The required reclassification of energy trading activity to a net basis, as described in Note 11, and the retroactive consolidation of WPD, as described in Note 7, are the most significant reclassifications of the March 31, 2002 financial statements.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" footnote in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

  Stock-Based Compensation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL grants stock options, restricted stock, restricted stock units and stock units to employees and directors under several stock-based compensation plans. SFAS 123, "Accounting for Stock-Based Compensation," encourages entities to record compensation expense for stock-based compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value method under SFAS 123 is the preferable method of accounting for stock-based compensation, as it provides a consistent basis of accounting for all stock-based awards, thereby facilitating a better measure of compensation cost and improved financial reporting.

  Prior to 2003, PPL accounted for stock-based compensation in accordance with APB Opinion No. 25, as permitted by SFAS 123. Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." See Note 15 for further discussion of SFAS 148. The prospective method of transition requires PPL and its subsidiaries to use the fair value method under SFAS 123 for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. Thus, all awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of APB Opinion No. 25, to the extent such awards are not modified or settled. Stock-based compensation is included in "Other Operation Expense" on the Statement of Income.

  Use of the fair value method prescribed by SFAS 123 will require PPL and its subsidiaries to recognize compensation expense for stock options issued. Fair value for the stock options will be determined using the Black-Scholes options pricing model. Stock option expense was less than $1 million for the three months ended March 31, 2003.

  PPL and its subsidiaries were not required to recognize compensation expense for stock options issued under the intrinsic value method of APB Opinion No. 25, since PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant. As currently structured, awards of restricted stock, restricted stock units and stock units will result in the same amount of compensation expense under the fair value method of SFAS 123 as they would under the intrinsic value method of APB Opinion No. 25.

  The following table illustrates the pro forma effect on net income and EPS if the fair value method had been used to account for all outstanding stock-based compensation awards in the periods shown:

  (PPL)

	Three Months Ended March 31,
	2003	2002

Income

Net Income (Loss) - as reported	$239	$(3)

Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	2	2

Pro forma net income (loss)	$238	$(4)

EPS

Basic - as reported	$1.43	$(0.02)

Basic - pro forma	$1.43	$(0.03)

Diluted - as reported	$1.43	$(0.02)

Diluted - pro forma	$1.42	$(0.03)

  (PPL Energy Supply)

  Recognition of stock-based compensation expense, including awards granted to employees of PPL Energy Supply and an allocation of the costs of awards granted to employees of PPL Services, determined using the fair value method for all outstanding awards, would have decreased PPL Energy Supply's reported earnings by $1 million for both the three months ended March 31, 2003 and 2002.

  (PPL Electric and PPL Montana)

  Stock-based compensation expense for PPL Electric and PPL Montana, including awards granted to employees of PPL Electric and PPL Montana and an allocation of the costs of awards granted to employees of PPL Services, was insignificant under both the intrinsic value and fair value methods for both the three months ended March 31, 2003 and 2002.

  Asset Retirement Obligations

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 13 for a discussion of accounting for asset retirement obligations.

  New Accounting Standards

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 15 for a discussion of new accounting standards.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  PPL's reportable segments are Supply, Delivery and International. The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply. The Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International segment includes PPL Global's responsibility for the acquisition and holding of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Bolivia.

  PPL Energy Supply's reportable segments are Supply and International. The International segment at the PPL Energy Supply level is consistent with the International segment at the PPL level. The Supply segment information reported at the PPL Energy Supply level will not agree with the Supply segment information reported at the PPL level. Additional Supply segment functions, including telecommunications, exist at PPL that are outside of PPL Energy Supply. Furthermore, certain income items, including PLR revenue and certain interest income, exist at the PPL Energy Supply level, but are eliminated in consolidation at the PPL level. Finally, certain expense items are fully allocated to the segments at the PPL level only.

  Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These service costs include functions such as financial, legal, human resources and information services.

  See Note 9 for a discussion of the PLR contracts between PPL Electric and PPL EnergyPlus. PPL EnergyPlus' sales to PPL Electric, to meet PPL Electric's PLR load, are included in the Supply segment of PPL Energy Supply. PPL Electric's sales of this electricity to its PLR customers are included in the Delivery segment of PPL. There are no intersegment revenues for PPL or PPL Energy Supply.

	PPL		PPL Energy Supply
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Income Statement Data

Revenues from external customers

Supply	$447	$369	$833	$739

International	262	280	262	280

Delivery (a)	778	705

	1,487	1,354	1,095	1,019

Net Income (Loss)

Supply (b)	151	116	165	140

International (c)	51	(145)	51	(145)

Delivery (a)	37	26

	$239	$(3)	$216	$(5)

	PPL		PPL Energy Supply
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002

Balance Sheet Data

Total assets

Supply	$5,196	$4,907	$5,690	$5,563

International	4,766	4,773	4,766	4,773

Delivery (a)	5,991	5,867

	$15,953	$15,547	$10,456	$10,336

(a)	The Delivery segment is not a component of PPL Energy Supply.
(b)	The Supply segment in 2003 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in January 2003. See Note 13 for additional information.
(c)	The International segment in 2002 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 12 for additional information.

  Investment in Unconsolidated Affiliates - at Equity

  (PPL and PPL Energy Supply)

  Investments in unconsolidated affiliates accounted for under the equity method by PPL and PPL Energy Supply were $229 million at March 31, 2003 and $234 million at December 31, 2002. In the third quarter of 2002, PPL Global acquired a controlling interest in WPDH Limited and WPDL. As a result, PPL Global fully consolidated the financial results of WPD at September 30, 2002, while prior WPD results had been accounted for under the equity method. For purposes of comparability, the summarized information for WPD has been excluded from the March 31, 2002 income statement data presented below.

  Summarized below is information from the financial statements of unconsolidated affiliates accounted for under the equity method, underlying the amounts included in PPL's and PPL Energy Supply's consolidated financial statements:

	Three Months Ended March 31,
	2003	2002
Income Statement Data
Revenues	$31	$25
Operating Income	3	3
Net Loss	(5)	(21)

  Earnings Per Share

  (PPL)

  Basic EPS is calculated by dividing "Net Income (Loss)" on the Statement of Income by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans,
•	stock units representing common stock granted under directors compensation programs, and
•	PEPS Units.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended March 31,
	2003	2002

Income (Numerator)

Net Income - before cumulative effect of a change in accounting principle (a)	$176	$147

Cumulative effect of a change in accounting principle (net of tax)	63	(150)

Net Income (Loss)	$239	$(3)

Shares (Denominator)

Shares for Basic EPS	166,506	146,753

Add: Incremental shares

Stock options and other share-based awards	510	338

Shares for Diluted EPS	167,016	147,091

Basic EPS

Net Income - before cumulative effect of a change in accounting principle	$1.06	$1.00

Cumulative effect of a change in accounting principle (net of tax)	0.37	(1.02)

Net Income (Loss)	$1.43	$(0.02)

Diluted EPS

Net Income - before cumulative effect of a change in accounting principle	$1.06	$1.00

Cumulative effect of a change in accounting principle (net of tax)	0.37	(1.02)

Net Income (Loss)	$1.43	$(0.02)

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The PEPS Units will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Since the average price has not exceeded $65.03 since issuance, they were excluded from the diluted EPS calculations.

  Stock options to purchase 1,673,000 and 879,000 PPL common shares for the three months ended March 31, 2003 and 2002 were not included in those period's computations of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Grants of 42,000 shares of unvested restricted stock were excluded from the diluted EPS calculations for the three months ended March 31, 2003 as they would have been antidilutive as calculated under the treasury stock method.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  At March 31, 2003, no borrowings were outstanding under any PPL Electric or PPL Energy Supply credit facilities. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders to issue letters of credit under their respective facilities. At March 31, 2003, PPL Electric had $40 million of letters of credit outstanding under its facility, and PPL Energy Supply had $67 million of letters of credit outstanding under its $500 million facility.

  (PPL Montana)

  At March 31, 2003, PPL Montana had outstanding borrowings of $16 million under its credit facility with another PPL Energy Supply subsidiary.

  (PPL and PPL Energy Supply)

  At March 31, 2003, WPD (South West) had outstanding borrowings of £31 million ($49 million based on current exchange rates) under its £100 million credit facility maturing in October 2003. No borrowings were outstanding at March 31, 2003 under its £150 million credit facility that matures in October 2007. At March 31, 2003, WPD (South West) also had uncommitted credit line borrowings of £22 million ($35 million based on current exchange rates) in separate agreements with lender banks.

  WPD (South West) maintained a bridge facility to meet short-term liquidity needs. After the balance sheet date, this bridge facility was paid down with the proceeds from the issuance of long-term bonds and borrowings under another credit facility. The long-term bond issuance is discussed in more detail under "Financing Activities." This bridge facility expired in April 2003.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The subsidiaries of PPL are separate legal entities. PPL's subsidiaries are not liable for the debts of PPL. Accordingly, creditors of PPL may not satisfy their debts from the assets of the subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation. Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL is not liable for the debts of its subsidiaries. Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL absent a specific contractual undertaking by PPL to pay the creditors of its subsidiaries or as required by applicable law or regulation.

  Similarly, the subsidiaries of PPL Energy Supply, PPL Electric and PPL Montana are separate legal entities. These subsidiaries are not liable for the debts of PPL Energy Supply, PPL Electric and PPL Montana. Accordingly, creditors of PPL Energy Supply, PPL Electric and PPL Montana may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation. In addition, absent a specific contractual undertaking or as required by applicable law or regulation, PPL Energy Supply, PPL Electric and PPL Montana are not liable for the debts of their subsidiaries. Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply, PPL Electric or PPL Montana absent a specific contractual undertaking by that parent to pay the creditors of its subsidiaries or as required by applicable law or regulation.

  Financing Activities

  (PPL)

  In March 2003, PPL Capital Funding retired all $60 million of its medium-term notes, 6.375% Series due March 2003, at par value.

  PPL issued $73 million of common stock in the first quarter of 2003, including $58 million of common stock under its Structured Equity Shelf Program.

  (PPL and PPL Energy Supply)

  At March 31, 2003, PPL Energy Supply had $635 million of commercial paper outstanding, $13 million of which was held by a PPL affiliate.

  In March 2003, WPD (South West) issued £200 million of 5.875% bonds due 2027. The proceeds from this issuance were used to repay £200 million of borrowings under its bridge facility. Additionally, in May 2003, WPD (South West) entered into an agreement to issue an additional £50 million of 5.875% bonds due 2027. WPD intends to use the proceeds from this issuance to pay down short-term borrowings. Because PPL Global consolidates WPD's accounts on a one-month lag, the cash flows associated with these issuances are not reflected in the financial statements for the three months ended March 31, 2003. However, £250 million, or $393 million at current exchange rates, of short-term debt at March 31, 2003 has been reclassified as long-term debt in connection with these transactions. The issuance of this long-term debt will result in an $11 million pre-tax write-off of unamortized swap restructuring costs in the second quarter of 2003.

  In the first quarter of 2003, WPD retired £6 million (approximately $9 million at current exchange rates) of 7.375% unsecured bonds due 2028.

  (PPL Energy Supply)

  During the first quarter of 2003, PPL Energy Supply distributed $305 million to its parent company, PPL Energy Funding.

  (PPL and PPL Electric)

  In February 2003, the Lehigh County Industrial Development Authority (LCIDA) issued $90 million of 3.125% Pollution Control Revenue Refunding Bonds due November 2008 on behalf of PPL Electric. The proceeds of the bonds were used to refund the LCIDA's $90 million, 6.40% Pollution Control Revenue Refunding Bonds due 2021. In order to secure its obligations to repay LCIDA, PPL Electric issued $90 million aggregate principal amount of its Senior Secured Bonds under its 2001 Senior Secured Bond Indenture, having terms corresponding to the terms of the LCIDA bonds.

  In February 2003, PPL Electric retired $19 million of its outstanding First Mortgage Bonds, 6-7/8% Series due February 2003, at par value.

  In February 2003, PPL Electric provided notice to shareowners of its 6.15% Series Preferred Stock of its intention to redeem all outstanding shares of the Series on April 1, 2003. This redemption, which totaled $10 million, was made at par value of $100 per share plus accumulated and unpaid dividends, in accordance with the mandatory sinking fund requirements of this series.

  In March 2003, PPL Electric applied for the release from the lien of the 1945 First Mortgage Bond Indenture of certain transmission lines and other equipment having a fair value of approximately $47 million upon the basis of approximately $47 million of cash deposited with the Trustee. In April 2003, as permitted by the 1945 First Mortgage Bond Indenture, this cash deposit was applied to retire approximately $46 million aggregate principal amount of PPL Electric's First Mortgage Bonds, 7-7/8% Series due 2023, at par value, plus accrued interest.

  During the first quarter of 2003, PPL Transition Bond Company made principal payments on transition bonds totaling $70 million.

  In the first quarter of 2003, PPL Electric received a capital contribution of $75 million from PPL.

  At March 31, 2003, PPL Electric had $136 million of commercial paper outstanding.

  Dividends and Dividend Restrictions (PPL)

  In February 2003, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2003, from 36 cents per share to 38.5 cents per share (equivalent to $1.54 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects (PPL and PPL Energy Supply)

  In January 2003, PPL announced that it had decided to not proceed with development of the 300 MW Kings Park project. In March, PPL Global sold its interest in Kings Park Energy, LLC. PPL is exploring the sale of the generation equipment that was associated with Kings Park.

  In April 2003, PPL Susquehanna completed the replacement of all four of the Unit 2 steam turbines at the Susquehanna station. This project will provide up to an additional 50 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest. The total project cost is estimated at $80 million.

  International Energy Projects (PPL and PPL Energy Supply)

  Acquisition of Controlling Interest in WPD

  On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPDH Limited and WPDL from Mirant for approximately $236 million, including acquisition costs. The acquisition of Mirant's 49% interest provides PPL Global with complete control of WPD. WPD operates two electric distribution companies in the U.K., which together serve approximately 2.5 million end-users and have about 2,500 employees. The acquisition was initially funded by the issuance of commercial paper by PPL Energy Supply. The commercial paper was paid off with proceeds of the September 2002 common stock sale by PPL.

  Prior to the acquisition, PPL Global held 51% of the equity interest in WPD but shared control with Mirant pursuant to a shareholders' agreement. The shareholders' agreement was terminated in connection with the closing of the acquisition. No regulatory approvals were required for this transaction.

  The purchase of Mirant's interest in WPD was accounted for as a step-acquisition and resulted in the consolidation of WPD's accounts by PPL and PPL Energy Supply.

  The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available. PPL Global is in the process of obtaining an independent appraisal of the fair value of acquired property, plant and equipment and any intangible assets. Management is also completing its review and determination of fair value of other assets acquired and liabilities assumed, including pre-acquisition contingencies. Accordingly, the preliminary allocation of purchase price is subject to revision based on the final determination of appraised and other fair values. The following table summarizes the preliminary allocation of purchase price based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, plus the book value of assets and liabilities underlying PPL Global's previous 51% equity ownership:

Current assets	$228

Investments (a)	(447)

Property, plant and equipment	3,440

Goodwill	196

Other	244

Total assets acquired	3,661

Current liabilities	787

Long-term debt	1,581

Other	1,057

Total liabilities assumed	3,425

Net assets acquired	$236

(a)	Includes the reversal of PPL Global's equity investment.

  The goodwill reflected above includes the remaining value of PPL Global's 51% share of the goodwill recognized by WPD on its acquisition of Hyder.

  The PPL income statements for the three months ended March 31, 2003 and 2002 include consolidated WPD results for the three month periods ended February 28, 2003 and 2002. This reflects PPL Global's policy of recording the results of controlled subsidiaries on a one-month lag. The portion of earnings attributable to Mirant in the first quarter of 2002, $25 million, is reported on the Statement of Income in "Minority Interest."

  Write-down of International Energy Projects - CEMAR

  At December 31, 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR. At March 31, 2002, PPL Global recorded a further impairment loss of $6 million, which was charged to "Write-down of international energy projects" on the Statement of Income. In June 2002, PPL made a decision to exit the investment. PPL Global's remaining portion of its CEMAR investment, $94 million, was written-off as of June 30, 2002.

  In July 2002, PPL announced a proposal to sell all of its equity interest in CEMAR to Franklin Park Energy, LLC. On August 21, 2002, ANEEL denied the request for transfer of PPL's equity interest and subsequently the purchase and sale agreement was terminated. Also on August 21, 2002, ANEEL authorized an administrative intervention in CEMAR and fully assumed operational and financial control of the company. In its public announcement relating to the intervention, ANEEL said that its intervention and control of CEMAR would last for an initial term of 180 days and that it could be extended.

  The intervenor appointed by ANEEL issued a public statement and schedule for the transfer of the ownership interest in CEMAR to a new owner. Although the schedule announced by the intervenor reflected a closing for the transfer of control of CEMAR to a third party on December 20, 2002, the closing did not occur. The deadline for the sale process was extended to February 17, 2003, the same day the initial term of the intervention was scheduled to end. No conforming bids were submitted to ANEEL by the February 17 deadline due to three outstanding injunctions preventing the sale process from continuing. ANEEL publicly announced a 180-day extension of the initial intervention on February 14, citing the continuing unresolved financial crisis of CEMAR as the primary reason for the extension. As of February 11, 2003, due to the inability to discharge their obligations under the continuing intervention, PPL-related officers and directors of CEMAR resigned from their respective positions.

  In April 2003, PPL learned that the Brazilian Federal Appellate Court hearing the appeal of one of the above-mentioned injunctions accepted ANEEL's arguments and cancelled the injunction. ANEEL's officials have indicated to PPL that the other two injunctions outstanding against the sale process could possibly be lifted as well. However, PPL has not yet been notified by ANEEL of any revised schedule for the sale process.

  Based on these and other events described more fully in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002, PPL Global no longer controls or manages CEMAR and PPL Global has deconsolidated the financial assets and liabilities of CEMAR from its financial statements. Consistent with the cost method of accounting, PPL Global is no longer recording CEMAR's operating results. Although return of control to PPL Global is considered unlikely, PPL Global is evaluating the accounting treatment if control is returned in the future. At March 31, 2003, the negative investment of $14 million was included in "Deferred Credits and Other Noncurrent Liabilities - Other." Any negative carrying value of the investment in CEMAR will be reversed upon the final sale or other disposition of the company.

  Other (PPL)

  In April 2003, a subsidiary of PPL Telcom acquired the fiber optic network of a Fairfax, Virginia-based company for approximately $10 million in cash and the assumption of certain long-term contractual obligations for the right to use portions of a fiber network. The 1,330-route-mile metropolitan area fiber network connects New York, northern New Jersey, Philadelphia, Baltimore and Washington, D.C. The acquisition required certain regulatory approvals and authorizations in the area served by the network.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At March 31, 2003, the remaining liability associated with the above market NUG contracts was $409 million.

  Wholesale Energy Commitments

  (PPL, PPL Energy Supply and PPL Montana)

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $118 million as the estimated fair value of these agreements at the acquisition date. These liabilities are being reduced over the terms of the agreements, through 2010, as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of these liabilities at March 31, 2003 was $63 million and is included on the Balance Sheet in "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL, in "Current Liabilities - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL Energy Supply and in "Wholesale energy commitments" for PPL Montana.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern an aggregate of 450 MW of energy to be supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity.

  (PPL and PPL Energy Supply)

  In April 2003, PPL EnergyPlus entered into an agreement with Arizona Public Service Company to provide 112 MW of electricity from July through September of 2003 and 150 MW from June through September of 2004 and 2005.

  In May 2003, PPL EnergyPlus entered into agreements with Tucson Electric Power Company amounting to 37 MW of electricity from June through December of 2003 and 75 MW from January 2004 through December 2006.

  Legal Matters

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Tax Assessment Appeals (PPL, PPL Energy Supply and PPL Montana)

  Pursuant to changes in PURTA enacted in 1999, PPL subsidiaries have filed a number of tax assessment appeals in various Pennsylvania counties where PPL facilities are located. These appeals challenge existing local tax assessments, which now comprise the basis for payment of the PURTA tax on PPL's properties. Also, as of January 1, 2000, generation facilities are no longer taxed under PURTA, and these local assessments will be used directly to determine local real estate tax liability for PPL's power plants. In July 1999, PPL filed retroactive appeals for tax years 1998 and 1999, as permitted by the new law. In addition, PPL has filed appeals for 2000 and beyond, as permitted under normal assessment procedures. It is anticipated that assessment appeals may now be an annual occurrence.

  Hearings on the pending appeals were held by the boards of assessment appeals in each county, and decisions have now been rendered by all counties. To the extent the appeals were denied or PPL was not otherwise satisfied with the results, PPL filed further appeals from the board decisions with the appropriate county Courts of Common Pleas.

  Of the three pending proceedings in Pennsylvania, only the appeal concerning the assessed value of the Susquehanna nuclear station will result in annual local taxes exceeding $1 million. The county assessment of the Susquehanna station indicated a market value of $3.9 billion. Based on this value, the annual local taxes for the Susquehanna station would have been about $70 million. However, PPL was able to reach a settlement with the local taxing authorities in December 2000, for tax years 2000 and beyond. This settlement will result in the payment of annual local taxes of about $3 million. PPL and the local taxing authorities also reached a settlement concerning the 1998 and 1999 tax years which, if effectuated, would not result in any additional PURTA tax liability for PPL. This portion of the settlement with the local tax authorities is subject, however, to the outcome of claims asserted by certain intervenors which are described below.

  In August 2000, over PPL's objections, the court permitted Philadelphia City and County, the Philadelphia School District and the Southeastern Pennsylvania Transportation Authority (SEPTA) (collectively, the "Philadelphia parties") to intervene in the case. The Philadelphia parties have intervened because they believe a change in the assessment of the plant will affect the amount they would collect under PURTA for the tax years 1998 and 1999. As part of the change in the law, the local real estate assessment determines what the 1998 and 1999 PURTA payments by PPL will be. In November 2000, the Philadelphia parties submitted their own appraisal report, which indicates that the taxable fair market value of the Susquehanna station under PURTA for 1998 and 1999 is approximately $2.3 billion. Based on this appraisal, PPL would have to pay up to an extra $213 million in PURTA taxes for tax years 1998 and 1999.

  PPL's appeal of the Susquehanna station assessment for 1998 and 1999 was decided in its favor by the Luzerne County Court of Common Pleas. The Philadelphia parties appealed this decision to the Commonwealth Court, and PPL cross-appealed on the issue of the right of the Philadelphia parties to intervene. As a result of these proceedings and appeals, it is possible that a final determination of market value and the associated tax liability for 1998 and 1999 may not occur for several years.

  PPL Montana is currently protesting certain property tax assessments by the Montana Department of Revenue (MDOR) on its generation facilities. The tax liabilities in dispute are approximately $1.7 million for 2000, $1.8 million for 2001 and $8.6 million for 2002. PPL Montana's dispute with respect to most of the 2002 tax liability is based on the assessed value used by the MDOR for PPL Montana's hydroelectric facilities versus the assessed value used for the facilities of another hydroelectric generator in the state. The state tax appeals board is scheduled to hear the 2000 and 2001 disputes in January 2004, while the hearing for the 2002 dispute is scheduled for April 2004.

  Montana Power Shareholders' Litigation (PPL, PPL Energy Supply and PPL Montana)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. In November 2001, PPL Montana and the other defendants filed a motion to dismiss the plaintiffs' complaint on the basis that it fails to state a claim upon which relief may be granted, and the plaintiffs filed a motion for the lawsuit to be certified by the court as a class-action. In August 2002, the court denied this motion to dismiss, except as to certain matters not relating to PPL Montana, and granted the plaintiffs' motion for the certification of the lawsuit. In January 2003, the case was removed to the U.S. District Court in Montana. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this matter.

  Energy West Litigation (PPL Montana)

  In July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. PPL Montana was seeking a judgment that Energy West violated the terms of the contract under which it supplied energy to Energy West during the period July 1, 2000 through June 30, 2002. All litigation in this matter was consolidated in the U.S. District Court for the District of Montana, Great Falls Division, and the federal court ruled in PPL Montana's favor with respect to the liability phase of the trial in March 2003. The first damages phase of the trial is set for June 2003. PPL Montana is claiming damages of approximately $18 million. PPL Montana cannot predict the outcome of the damages phase of the trial.

  NorthWestern Corporation Litigation (PPL, PPL Energy Supply and PPL Montana)

  In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court for the District of Montana, Butte Division. Following the removal of the matter to the federal court, PPL Montana moved to dismiss NorthWestern's claim for specific performance of PPL Montana's purchase of the CTS. NorthWestern subsequently asserted additional claims against PPL Montana arising under the Montana Power APA. In December 2002, NorthWestern filed a motion seeking summary judgment as to certain of its claims against PPL Montana. In May 2003, the U.S. District Court denied PPL Montana's motion to dismiss and NorthWestern's motion for summary judgment. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this litigation.

  Regulatory Issues

  California ISO and Pacific Northwest (PPL, PPL Energy Supply and PPL Montana)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of March 31, 2003, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales of energy, and other relief, including treble damages and attorneys' fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named by any plaintiffs in any of the court actions alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws. However, in April 2002, PPL Montana was named by a defendant in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. Specifically, one of the original generators being sued by the various plaintiffs in the consolidated court proceeding filed a cross-complaint against 30 other generators and power marketers, including PPL Montana. This generator denies that any unlawful, unfair or fraudulent conduct occurred or caused any harm to the plaintiffs, and explains that the plaintiffs' claims are completely barred by federal law. Nonetheless, this generator alleges that it filed its complaint against the other generators and power marketers in order to assist the court in resolving the proceeding and asserts that if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses. This litigation, originally brought in state court in California, has been removed to federal court in California.

  In addition, PPL Montana has been named as a defendant in a declaratory judgment action initiated by the State of California to prevent certain members of the California Power Exchange from seeking compensation for the state's seizure of certain energy contracts. PPL Montana is a member of the California Power Exchange, but it has no energy contracts with or through the California Power Exchange and has not sought compensation in connection with the state's seizure.

  Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and initiated an evidentiary hearing concerning refund amounts. In April 2003, the FERC changed the manner in which this refund liability is to be computed and ordered further proceedings to determine the exact amounts that the sellers, including PPL Montana, will be required to refund. The FERC also is considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana during the period December 2000 through June 2001. The FERC Administrative Law Judge assigned to the Pacific Northwest proceeding has recommended that no refunds be ordered for such sales into the Pacific Northwest. The FERC presently is considering this recommendation. The FERC discussed the Pacific Northwest issues at a meeting in April 2003 but has not yet issued any orders as a result. The FERC has been conducting an additional investigation of alleged price manipulation in power markets in California and the western U.S. In connection with this investigation, the FERC has served several sets of data requests on sellers of energy in those markets, including PPL Montana. PPL Montana sold only a small amount of electricity into the California market during 2000 and 2001, and it did not sell any electricity into the California market during 2002. In its response to a FERC data request concerning PPL Montana's California trading strategies, PPL Montana explained that it did not engage in the type of California trading strategies that have been attributed to Enron. In responses to FERC data requests concerning whether PPL Montana and PPL EnergyPlus engaged in so-called "wash trades" in the western U.S., PPL Montana and PPL EnergyPlus explained that they have not, and do not, engage in such trades. In April 2003, as a result of its investigation, the FERC issued several orders that could result in the revocation of market-based rate authority from several companies. Neither PPL EnergyPlus nor PPL Montana were included in these orders.

  While PPL believes that it has not engaged in any improper trading practices, PPL cannot predict whether, or the extent to which, any of its subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings, the outcome of any such lawsuits or proceedings or whether the ultimate impact on PPL of the electricity supply situation in California and other western states will be material.

  PJM Capacity Transactions (PPL, PPL Energy Supply and PPL Electric)

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concludes that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power; in addition, the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into PJM capacity market and the allegations in the Market Monitor's report. In June 2002, the PUC issued an investigation report alleging, among other things, that PPL had "unfairly manipulated electricity markets in early 2001," and that "there was an unlawful exercise of market power and market rules gaming by PPL" that was damaging to wholesale and retail electricity markets in Pennsylvania. The PUC stated that it was not authorized to, and was not attempting to, adjudicate the merits of PPL's defenses to these charges, but has referred the matter to the U.S. Department of Justice - Antitrust Division, or DOJ, the FERC and the Pennsylvania Attorney General. PPL had previously responded to certain information requests of the DOJ in connection with a civil investigative demand regarding capacity transactions in PJM, and PPL has agreed to provide the Office of the Pennsylvania Attorney General with any information that it provided to the DOJ. In addition, in July 2002, PPL appealed the PUC order to the Commonwealth Court of Pennsylvania. Since the PUC clarified that its report has no precedential value and should be given no weight in any future proceedings, PPL consented to having its appeal dismissed by the Commonwealth Court. Accordingly, the Commonwealth Court dismissed the appeal in September 2002. Although PPL believes that the PUC's report is inaccurate, that its conclusions are groundless, and that PPL acted ethically and legally, in compliance with all applicable laws and regulations, PPL cannot predict the outcome or extent of any investigations, litigation or other proceedings related to this matter.

  In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the capacity transactions described in the PJM Market Monitor report. In addition, in December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the same court by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs are wholesale customers of PPL Electric. Although PPL, PPL EnergyPlus and PPL Electric believe the claims under both complaints are without merit and intend to defend the actions vigorously, they cannot predict the outcome of these matters.

  FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

  In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. PPL EnergyPlus filed its initial updated market analysis in December 2001. Several parties thereafter filed interventions and protests requesting that, in light of the PJM Market Monitor's report described above, PPL EnergyPlus be required to provide additional information demonstrating that it has met the FERC's market power tests necessary for PPL EnergyPlus to continue its market-based rate authority. PPL EnergyPlus has responded that the FERC does not require the economic test suggested by the intervenors and that, in any event, it would meet such economic test if required by the FERC. PPL EnergyPlus cannot predict the outcome of this matter.

  FERC Notice of Proposed Rulemaking (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In July 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule is currently available for public comment, with a final rule expected in late 2003. The proposed rule contains a proposed implementation date of July 31, 2003. However, since the issuance of the proposed rule, the FERC has announced several delays in the comment deadlines. Thus, any implementation dates are likely to be later than originally projected. This far-reaching proposed rule, in its current form, purports to establish uniform transmission rules and establish a standard market design by, among other things:

•	enacting standard transmission tariffs and uniform market mechanisms,
•	monitoring and mitigating "market power,"
•	managing transmission congestion through pricing and tradable financial rights,
•	requiring independent operational control over transmission facilities,
•	forming state advisory committees on regional transmission organizations and resource adequacy, and
•	exercising FERC jurisdiction over all transmission service.

  In April 2003, the FERC issued a White Paper describing certain modifications to the proposed rule. The FERC has requested comments and will be holding numerous public comment sessions concerning the White Paper. If adopted, this proposed rule may have a significant impact on PPL and its subsidiaries, which cannot be predicted at this time.

  Montana Hydroelectric License Contingencies (PPL Montana)

  PPL Montana has 11 hydroelectric facilities and one storage reservoir licensed by the FERC pursuant to the Federal Power Act under long-term licenses which expire on varying dates from 2009 through 2040. Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana APA.

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Such implementation will require payments totaling approximately $6 million between 2003 and 2020.

  PPL Montana entered into a Memorandum of Understanding (MOU) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOU requires PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife, habitat and to increase recreational opportunities. The MOU was created to maximize collaboration between the parties and possibilities for matching funds. Such implementation will require payments by PPL Montana totaling $20 million between 2002 and 2010.

  Wallingford Deactivation (PPL and PPL Energy Supply)

  In January 2003, PPL negotiated an agreement with the Independent System Operator - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL has filed a request with the FERC for such approval. PPL has requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. If the FERC approves the cost-based rates, PPL will re-evaluate its filing to temporarily deactivate the units. PPL cannot predict whether the FERC will approve its request for cost-based rates or the length of time that PPL will deactivate these units if the FERC denies its request.

  U.K. Electricity Regulation (PPL and PPL Energy Supply)

  The principal legislation governing the structure of the electricity industry in Great Britain is the Electricity Act 1989 (the "Electricity Act"), as amended by the Utilities Act 2000 (the "Utilities Act").

  The provisions in the Utilities Act include the replacement of individual gas and electricity regulators with the Gas and Electricity Markets Authority (the "Regulator"). The principal objective of the Regulator is to protect the interests of consumers, wherever appropriate, by promoting effective competition in electricity generation and supply. There currently is no competition in electricity distribution.

  Each distribution business constitutes a natural regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide. The operations of WPD are regulated under its distribution licenses, pursuant to which income generated is subject to an allowed revenue regulatory framework that provides economic incentives to minimize operating, capital and financing costs. Under the Electricity Act, WPD is under a statutory duty to connect any customer requiring electricity within their area and to maintain that connection. The allowed revenue that is recovered from electricity supply businesses through charges by the Distribution Network Operator (DNO) made for the use of the distribution network is regulated on the basis of the Retail Price Index (RPI) minus X formula. The allowed revenue is increased by RPI minus X during the tenure of each price control period. (RPI is a measure of inflation and equals the percentage change in the U.K. RPI between the six-month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an annual efficiency factor.) The Regulator currently sets the Distribution Price Control Formula for five-year periods.

  The current Distribution Price Control Formula permits DNOs, within a review period, to partially retain additional revenues due to increased distribution of units and to retain all increases in operating profit due to efficient operations and the reduction of expenses (including financing costs). The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if the Regulator determines that it is not a function of efficiency savings, or, if genuine efficiency savings have been made, and the Regulator determines that customers should benefit through lower prices.

  In December 1999, the Regulator published final price proposals for distribution price control for the 12 DNOs in England and Wales. These proposals represented a reduction to distribution prices of 20% for WPD (South West) and 26% for WPD (South Wales) effective April 2000, followed by a reduction in real terms (i.e., before inflation is taken into account) of 3% each year from April 2001. This price control is scheduled to operate until March 2005.

  Improvements in quality of supply form an important part of the final proposals. Revised targets for system performance, in terms of the security and availability of supply, were proposed with new targets for reductions in minutes lost and interruptions.

  The Regulator has introduced a quality of service incentive plan for the period from April 2002 to March 2005. Companies will be penalized annually up to 2% of revenue for failing to meet their quality of supply targets for the incentive plan. The plan includes a mechanism for rewarding companies which exceed their targets based on their rate of improvement of performance during the period and a process for rewarding exceptional performance by specifying how the targets will be reset.

  Distribution businesses must also meet the Guaranteed and Overall Standards of Performance, which are set by the Regulator to ensure an appropriate level of quality of supply. If a company fails to provide the level of service specified, it must make a fixed payment to the retail customer affected.

  Environmental Matters - Domestic

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Due to the environmental issues discussed below or other environmental matters, PPL subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL subsidiaries also may incur capital expenditures or operating expenses in amounts which are not now determinable, but which could be significant.

  Air (PPL, PPL Energy Supply and PPL Montana)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act.

  The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in nitrogen oxide, sulfur dioxide and mercury and could possibly require measures to limit carbon dioxide.

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington, D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals on challenge. Although the Court extended the implementation deadline to May 2004, the Pennsylvania DEP has not changed its rules accordingly. PPL expects to achieve the 2003 nitrogen oxide reductions with the recent installation of SCR technology on the Montour units, and may install SCR technology on one or more Brunner Island units at a later date.

  The EPA has also developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. The new particulates standard may require further reductions in sulfur dioxide and year-round nitrogen oxide reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania for certain PPL subsidiaries, and at slightly less stringent levels in Montana. The revised ozone standard is not expected to have a material effect on facilities of PPL subsidiaries.

  Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources in order to determine what emissions should be regulated, and has determined that mercury and nickel emissions must be regulated. The EPA may determine that other hazardous air emissions from power plants should be regulated. In this regard, the EPA is expected to develop mercury and nickel regulations by 2004.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. Although the EPA has threatened to continue expanding its enforcement actions, the future direction of the "New Source" requirements is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction. The Region VIII office issued such a request to PPL Montana's Corette plant in 2000, and the Region III office issued such a request to PPL Generation's Martins Creek plant in 2002. PPL and its subsidiaries have responded to both of these information requests. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  The EPA has finalized some changes to its "New Source" regulations, which do not significantly affect PPL's plants. However, the EPA is also proposing to further revise its regulations in a way that will require power plants to either meet "New Source" performance standards or undergo "New Source" review for many maintenance and repair activities that are currently exempt, or both. The cost of addressing these proposals, if finalized, is not now determinable but could be significant.

  The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plume. PPL Martins Creek is discussing these concerns with the New Jersey DEP and the Pennsylvania DEP. The cost of addressing New Jersey's sulfur dioxide concerns and opacity issues is not now determinable but could be significant.

  Water/Waste (PPL, PPL Energy Supply and PPL Montana)

  A final NPDES permit has been issued to the Brunner Island generating plant. The permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. Depending on the outcome of these studies, the plant could be subject to capital and operating costs that are not now determinable, but which could be significant.

  The EPA has significantly tightened the water quality standard for arsenic. The revised standard may require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with the revised standard is not now determinable, but could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. If the source of water for the plants is surface water, these rules could impose significant capital and operating costs on PPL subsidiaries. Another new rule, expected to be finalized in 2004, will address existing structures. Each of these rules could impose significant costs on PPL subsidiaries, which are not now determinable, but which could be significant.

  Superfund and Other Remediation

  (PPL and PPL Electric)

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. As of March 31, 2003, work has been completed on over 90% of the sites included in the consent order. Additional sites formerly owned or operated by PPL Electric are added to the consent order on a case-by-case basis. Environmental investigations are ongoing at one former gas manufacturing facility site that has been added to the consent order (located in Sunbury, Pennsylvania) and the costs of remediation that may be required at this site are not now determinable, but could be significant.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of March 31, 2003, PPL Gas Utilities had addressed 15% of the sites under its consent order.

  At March 31, 2003, PPL Electric and PPL Gas Utilities had accrued approximately $4 million and $10 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial.

  (PPL, PPL Energy Supply and PPL Montana)

  In conjunction with its 1999 sale of generating assets to PPL Montana, Montana Power prepared a Phase I and Phase II Environmental Site Assessment. The assessment identified various groundwater remediation issues. Based upon subsequent assessments and actions taken by PPL Montana, the costs to PPL Montana of the groundwater remediation measures indentified in those assessments are expected to be approximately $3 million. However, additional expenditures could be required in amounts which are not now determinable, but which could be significant.

  In 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in legal actions is not currently determinable, but it could be significant.

  Under the Montana Power APA, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances and subject to certain limitations set forth in the Montana Power APA, including circumstances under which PPL Montana and Montana Power would share in certain costs. As a result of the acquisition by NorthWestern of Montana Power's electricity delivery business, PPL Montana will pursue any such indemnification claims against NorthWestern.

  Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

  Asbestos (PPL and PPL Energy Supply)

  There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's generation subsidiaries and certain of its energy services subsidiaries, such as those that have supplied, may have supplied or installed asbestos material in connection with the repair or installation of process piping and heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the ultimate resolution of the current lawsuits will have a material adverse effect on its financial condition.

  Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

  Concerns have been expressed by some members of the public regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have focused attention on this issue. PPL and its subsidiaries support the current efforts to determine whether EMFs cause any human health problems and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL is unable to predict what effect, if any, the EMF issue might have on its operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities it might incur related to the EMF issue.

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP to the Pennsylvania DEP Environmental Hearing Board. The PPL Global subsidiary involved in the Lower Mt. Bethel lease financing has joined with the Pennsylvania DEP in opposing this appeal. In addition, in August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision addressed the noise measurement criteria and the point at which the noise levels are to be measured. PPL has appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit has cross-appealed the court's decision. The Lower Mt. Bethel facility is expected to be operational in late 2003. PPL cannot predict the outcome of these matters or their ultimate impact on the Lower Mt. Bethel facility or on PPL Energy Supply, but such impact may be material.

  Environmental Matters - International

  U.K. (PPL and PPL Energy Supply)

  WPD's distribution businesses are subject to numerous regulatory and statutory requirements with respect to environmental matters. WPD believes it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD with respect to environmental matters. See "Environmental Matters-Domestic-Electric and Magnetic Fields" for a discussion of EMFs.

  Latin America (PPL and PPL Energy Supply)

  Certain of PPL's affiliates have electric distribution operations in Latin America. PPL believes that these operations are in compliance in all material respects with all applicable laws and government regulations to protect the environment. PPL is not aware of any material administrative proceeding against these companies with respect to environmental matters.

  Other

  Commitments - Acquisitions, Development and Lease Activities (PPL and PPL Energy Supply)

  At March 31, 2003, a lessor had $40 million of purchase commitments for domestic construction projects for which a PPL subsidiary is the construction agent. PPL's exposure is limited to the guarantees under the operating lease. See Note 15 for additional information on guarantees under operating lease arrangements.

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. Effective April 1, 2002, this maximum assessment increased from $20 million to $40 million, to increase the insurer's capacity to cover catastrophic losses.

  PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.55 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $176 million per incident, payable at $20 million per year.

  Guarantees and Other Assurances

  (PPL, PPL Energy Supply and PPL Electric)

  In the normal course of business, PPL, PPL Energy Supply and PPL Electric enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of credit to accomplish the subsidiaries' intended commercial purposes.

  (PPL)

  PPL fully and unconditionally guarantees the medium-term notes of PPL Capital Funding, a wholly-owned financing subsidiary of PPL. PPL also fully and unconditionally guarantees all of the obligations of PPL Capital Funding Trust I, a wholly-owned financing subsidiary of PPL, under the trust preferred securities that are a component of the PEPS Units.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL, PPL Energy Supply, PPL Electric and PPL Montana provide certain guarantees that are required to be disclosed in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 15 for a discussion of FIN 45. The guarantees provided as of March 31, 2003 are discussed below. In accordance with the provisions of FIN 45, the fair values of guarantees related to arrangements entered into prior to January 1, 2003, as well as guarantees excluded from the initial recognition and measurement provisions, are not recorded in the financial statements.

  (PPL)

  PPL or its subsidiaries provide guarantees in the aggregate amount of approximately $20 million, as of March 31, 2003, related to debt of unconsolidated entities. The guarantees are reduced as the related debt balances decline, and they expire from June 2006 through April 2009.

  (PPL Energy Supply)

  PPL Energy Supply has entered into several standby letter of credit arrangements under its $500 million credit facility for the purposes of protecting various third parties against nonperformance by PPL and PPL Gas Utilities. As of March 31, 2003, the aggregate maximum exposure related to these standby letters of credit was $9 million. These letters of credit expire in 2004.

  PPL Energy Supply provides a guarantee in the amount of approximately $10 million, as of March 31, 2003, related to debt of an unconsolidated entity. This guarantee is reduced as the debt balance declines, and it expires in April 2009.

  (PPL and PPL Energy Supply)

  PPL Generation has entered into certain partnership arrangements for the sale of coal to third parties. PPL Generation has also executed support agreements, which expire in 2007, for the benefit of these third party purchasers pursuant to which it guarantees the partnerships' obligations in an amount up to its pro rata ownership interest in the partnerships. PPL Generation's maximum aggregate exposure under these support arrangements is approximately $9 million as of March 31, 2003.

  Certain PPL Generation subsidiaries provide residual value guarantees under the operating leases for the Sundance, University Park and Lower Mt. Bethel generating facilities. See Note 15 for further discussion of these residual value guarantees.

  PPL Susquehanna is contingently obligated to pay $40 million related to potential retroactive premiums that could be assessed under its nuclear insurance programs. Additionally, under the Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $176 million for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

  PPL EnergyPlus is party to a wide range of energy trading or purchase and sale agreements pursuant to which the parties indemnify each other for any damages arising from events that occur while the indemnifying party has title to the electricity or natural gas. For example, in the case of the party that is delivering the product, such party would be responsible for damages arising from events occurring prior to delivery. The overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, PPL EnergyPlus has not made any significant payments with respect to this type of indemnification. As of March 31, 2003, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  PPL EnergyPlus enters into written put option contracts under which, in exchange for a premium received, it agrees to purchase a specified quantity of a commodity for a specified price if the counterparty exercises the option. The aggregate carrying value of such contracts that were outstanding as of March 31, 2003 was a net liability of $2 million, which is included in price risk management assets and liabilities on the Balance Sheet. These option contracts expire from April 2003 through August 2004. The aggregate maximum amount of payments that PPL EnergyPlus could be required to make if the options are exercised by the counterparties under these contracts is $18 million.

  In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters. In addition, in connection with certain of these sales, WPD and its affiliates have agreed to continue their obligations under existing third party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees. They have also guaranteed the payment of up to £27 million, or $43 million at current exchange rates, under a contract assigned as part of one of these sales. Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties. These various guarantees vary in duration and in the maximum potential payment, which, except as otherwise noted above, cannot be estimated but which in the aggregate could be material. To date, neither WPD nor any of its affiliates have made any significant payments with respect to these guarantees.

  Certain acquisition agreements relating to the acquisition of mechanical contractors contain provisions that require a PPL Energy Supply subsidiary to make contingent payments to the former owners based upon the profitability of the business unit. The maximum amount of potential payments is not explicitly stated in the acquisition agreements. Such arrangements expire in 2005. PPL Energy Supply estimates that an aggregate of approximately $8 million could be paid under these arrangements.

  Certain agreements relating to the purchase of ownership interests in synfuel projects contain provisions that require certain PPL Energy Supply subsidiaries to make contingent purchase price payments to the former owners. These payments are non-recourse to PPL, PPL Energy Supply and their other subsidiaries and are based primarily upon production levels of the synfuel projects. The maximum amounts of potential payments are not explicitly stated in the agreements. Such arrangements expire in 2007. Based on current expectations, PPL Energy Supply estimates that the subsidiaries could pay an aggregate of approximately $75 million under these arrangements.

  (PPL Electric)

  PPL Electric provides a guarantee in the amount of approximately $7 million, as of March 31, 2003, related to debt of an unconsolidated entity. The guarantee expires in June 2008.

  (PPL and PPL Electric)

  PPL Electric leases vehicles and other equipment under four master operating lease agreements. The term for each piece of equipment leased under three of the master agreements is one year, after which time the lease term is extended from month to month until terminated. Under the fourth master agreement, the term for each piece of equipment ranges from one year to three years, after which time the lease term may be extended for certain equipment for up to two additional years. Under these lease arrangements, PPL Electric provides residual value guarantees to the lessors. PPL Electric generally could be required to pay a residual value guarantee if the proceeds received from the sale of a piece of equipment, upon termination of the lease, are less than the expected residual value of the equipment. As of March 31, 2003, the maximum aggregate amount of future payments that PPL Electric could be required to make as a result of these residual value guarantees was approximately $93 million. The aggregate carrying value of PPL Electric's residual value guarantees issued subsequent to December 31, 2002 was $18 million at March 31, 2003 and is included in "Current Liabilities - Other" on the Balance Sheet. These guarantees generally expire within one year, unless the lease terms are extended.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3 through four non-cancelable operating leases. These leases expire in 2036, unless the terms are extended. Upon early cancellation of the leases by PPL Montana, an event of default or an event of loss, PPL Montana could be required to pay a termination value of amounts sufficient to allow the lessors to repay amounts owing on the lessors' notes and make the lessors whole for their equity investment and anticipated return on investment. As of March 31, 2003, the estimated aggregate termination value payment was $516 million.

  PPL Montana leases certain equipment under a master operating lease agreement. The term for each piece of equipment leased under the master agreement is one year, after which time the lease term is extended from month to month until terminated. Under this lease arrangement, PPL Montana provides residual value guarantees to the lessor. PPL Montana generally would be required to pay a residual value guarantee if the proceeds received from the sale of a piece of equipment, upon termination of the lease, are less than the expected residual value of the equipment. As of March 31, 2003, the maximum aggregate amount of future payments that PPL Montana could be required to make as a result of these residual value guarantees was approximately $5 million. The aggregate carrying value of PPL Montana's residual value guarantees issued subsequent to December 31, 2002 was insignificant at March 31, 2003. These guarantees generally expire within one year, unless the lease terms are extended.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The operating lease arrangements described above and the companies' or their subsidiaries' other lease arrangements include certain indemnifications in favor of the lessors (e.g., tax and environmental matters) with terms that range in duration and scope and that are not explicitly defined. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, no significant payments have been made with respect to these indemnifications. As of March 31, 2003, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  In connection with their issuances of securities, PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries engage underwriters, purchasers and purchasing agents to whom they provide indemnification for damages incurred by such parties arising from the companies' material misstatements or omissions in the related offering documents. In addition, in connection with these securities offerings and other financing transactions, the companies also engage trustees or custodial, escrow or other agents to act for the benefit of the investors or to provide other agency services. PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries typically provide indemnification to these agents for any liability or expenses incurred by them in performing their obligations. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, no significant payments have been made with respect to these indemnifications. As of March 31, 2003, the fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries also have various guarantees in contracts that they enter into in the normal course of business. These guarantees are primarily in the form of indemnities or warranties, related to services or equipment, that range in duration and coverage and that do not explicitly state the amount of the indemnification obligation. Historically, no significant payments have been made for these guarantees. As of March 31, 2003, the aggregate fair value of these guarantees related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  PPL, on behalf of itself and its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of approximately $175 million. This insurance may be applicable to certain obligations under the contractual arrangements discussed above.

  Related Party Transactions

  PLR Contract (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended March 31, 2003 and 2002, these purchases totaled $387 million and $369 million, including nuclear decommissioning recovery and amortization of an up-front contract payment. These purchases are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric and as "Wholesale energy marketing to affiliates" revenues by PPL Energy Supply.

  Under the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. At March 31, 2003 and December 31, 2002, neither PPL Electric nor PPL EnergyPlus was required to make performance assurance deposits since the market price of electricity was within contract collateral thresholds.

  In August 2001, PPL Electric made a $90 million payment to PPL EnergyPlus in connection with the PLR contracts. The upfront payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $78 million at March 31, 2003 and $81 million at December 31, 2002.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended March 31, 2003 and 2002, these NUG purchases totaled $39 million and $42 million and are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Montana Retail Supply (PPL Montana)

  PPL Montana has a memorandum of understanding (MOU) with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts. This MOU will remain in effect until terminated by mutual consent of the parties, or upon 90 days written notice of termination given by either party to the other party. Under the MOU, energy sales to PPL EnergyPlus for the three months ended March 31, 2003 and 2002 were $16 million and $17 million and are included in "Wholesale energy marketing to affiliate" revenues on the Statement of Income.

  Brokering and Contract Management Agreement (PPL Montana)

  Under a brokering and contract management agreement between PPL Montana and PPL EnergyPlus, PPL Montana paid PPL EnergyPlus $1 million and $2 million for the three months ended March 31, 2003 and 2002.

  Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric and PPL Montana)

  Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. During the three months ended March 31, 2003 and 2002, PPL Services allocated the following charges to PPL Energy Supply, PPL Electric and PPL Montana:

	PPL Energy Supply		PPL Electric		PPL Montana
	2003	2002	2003	2002	2003	2002
Direct expenses	$21	$20	$14	$14	$1	$1

Overhead costs	14	6	6	6	1	2

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL Energy Supply, through its financing subsidiary PPL Investment Corporation, had notes receivable from affiliates of PPL totaling $622 million and $655 million at March 31, 2003 and December 31, 2002. The largest note receivable was from PPL Energy Funding with interest equal to LIBOR plus 3%, with a $566 million balance at March 31, 2003. Interest earned on loans to affiliates, included in "Other Income - net," was $7 million and $5 million for the three months ended March 31, 2003 and 2002.

  At March 31, 2003, $13 million of PPL Energy Supply's commercial paper was held by a PPL affiliate.

  (PPL Electric)

  In 2001, PPL Electric made a loan from excess cash to PPL Energy Funding. The loan was a demand promissory note in the original principal amount of $150 million requiring interest to be paid monthly at an annual interest rate of 4.0%. There were no borrowings outstanding under this loan at March 31, 2003 and $90 million was outstanding at December 31, 2002. Intercompany interest income was $2 million and $4 million for the three months ended March 31, 2003 and 2002.

  (PPL Montana)

  In 2002, PPL Montana entered into a $100 million three-year credit facility with another PPL Energy Supply subsidiary on market terms to meet its liquidity needs. PPL Montana had outstanding borrowings under this facility of $16 million and $26 million at March 31, 2003 and December 31, 2002, which are shown as "Revolving line of credit with affiliate" on the Balance Sheet.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates who use these trademarks. PPL Energy Supply was allocated $11 million of this license fee for the three months ended March 31, 2003, which is primarily included in "Other operation and maintenance" on the Statement of Income.

  Other Income - Net

  (PPL)

  The breakdown of PPL's other income was as follows:

	Three Months Ended March 31,
	2003	2002

Other Income

Interest income	$3	$7

Equity earnings	(1)

Gain on sale of emission allowances	2

Earnings on nuclear decommissioning trust (a)	2

Miscellaneous	9	7

Total	15	14

Other Deductions

Miscellaneous	5	7

Other Income - net	$10	$7

(a)

  Effective with the adoption of SFAS 143 on January 1, 2003 (as described in Note 13), realized earnings on the nuclear decommissioning trust are recorded in "Other Income - Net." Prior to January 1, 2003, such realized earnings served to increase the nuclear decommissioning liability.

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's other income was as follows:

	Three Months Ended March 31,
	2003	2002

Other Income

Affiliated interest income	$7	$5

Interest income	1	5

Equity earnings	2	1

Gain on sale of emission allowances	2

Earnings on nuclear decommissioning trust (a)	2

Miscellaneous	8	4

Total	22	15

Other Deductions

Miscellaneous	3	4

Other Income - net	$19	$11

(a)

  Effective with the adoption of SFAS 143 on January 1, 2003 (as described in Note 13), realized earnings on the nuclear decommissioning trust are recorded in "Other Income - Net." Prior to January 1, 2003, such realized earnings served to increase the nuclear decommissioning liability.

  Derivative Instruments and Hedging Activities

  (PPL, PPL Energy Supply and PPL Montana)

  Fair Value Hedges

  PPL Energy Supply and PPL Montana enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2006. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in market value of existing debt issuances. These contracts range in maturity through 2029.

  PPL, PPL Energy Supply and PPL Montana did not recognize any net gains/(losses) resulting from firm commitments that no longer qualified as fair value hedges (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income) for the three months ended March 31, 2003 or 2002.

  PPL, PPL Energy Supply and PPL Montana did not recognize any gains/(losses) resulting from the ineffective portion of fair value hedges for the three months ended March 31, 2003 or 2002.

  Cash Flow Hedges

  PPL Energy Supply and PPL Montana enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2006. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts range in maturity through 2013. PPL and PPL Energy Supply also enter into foreign currency forward and swap contracts to hedge exchange rates associated with firm commitments and debt financings denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL, PPL Energy Supply and PPL Montana discontinued certain cash flow hedges which resulted in an insignificant amount being reclassified from other comprehensive income into earnings (reported in "Wholesale energy marketing" revenues, "Energy purchases" and "Interest Expense" on the Statement of Income).

  Due to hedge ineffectiveness, PPL, PPL Energy Supply and PPL Montana reclassified an insignificant amount into earnings (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income).

  As of March 31, 2003, the deferred net loss, after tax, on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next twelve months was $5 million, $6 million and $2 million for PPL, PPL Energy Supply and PPL Montana.

  The following table shows the change in accumulated unrealized gains or losses on derivatives in other comprehensive income:

	Three Months Ended March 31,
	2003	2002

PPL

Beginning accumulated derivative gain	$7	$23

Net change associated with current period hedging activities and other	49	(8)

Net changes associated with C15 accounting change (a)		(3)

Net change from reclassification into earnings	(22)

Ending accumulated derivative gain	$34	$12

	Three Months Ended March 31,
	2003	2002

PPL Energy Supply

Beginning accumulated derivative gain	$23	$47

Net change associated with current period hedging activities and other	47	(9)

Net changes associated with C15 accounting change (a)		(3)

Net change from reclassification into earnings	(18)	(1)

Ending accumulated derivative gain	$52	$34

PPL Montana

Beginning accumulated derivative gain	$4	$33

Net change associated with current period hedging activities and other	9	(11)

Net change from reclassification into earnings		(3)

Ending accumulated derivative gain	$13	$19

(a)

  In June 2001, the FASB cleared DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," which extends the normal purchases and normal sales exception to electricity purchase and sale agreements meeting certain criteria. The mark-to-market value recorded in accumulated other comprehensive income is being amortized through the original delivery term of the contracts.

  Implementation Issues

  PPL adopted the final provisions of EITF 02-3 during the fourth quarter of 2002. As such, PPL now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities," are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods have been reclassified. PPL did not need to record a cumulative effect of this change in accounting principle because all non-derivative energy-related trading contracts had been shown in the financial statements at their amortized cost. This amortized cost reflected modeling reserves that incorporated the lack of independence in valuing contracts for which there were no external market prices.

  The financial statement impact of netting energy trading activities is as follows:

	Three Months Ended March 31,
	2003		2002

PPL and PPL Energy Supply

Prior classification

Wholesale energy marketing		$316	$74

Energy purchases		323	60

Net energy trading margins		$(7)	$14

PPL Montana

Prior classification

Wholesale energy marketing		$8	$(8)

Energy purchases		8	(7)

Net energy trading margins	$		$(1)

  Credit Concentration

  PPL, PPL Energy Supply and PPL Montana enter into contracts with many entities for the purchase and sale of energy. Most of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to a new business from a credit perspective.

  PPL, PPL Energy Supply and PPL Montana have credit exposures to energy trading partners. The majority of these exposures were the mark-to-market value of multi-year contracts for energy sales. Therefore, if these counterparties fail to perform their obligations under such contracts, the companies would not experience an immediate financial loss, but would experience lower revenues in future years to the extent that replacement sales could not be made at the same prices as sales under the defaulted contracts.

  At March 31, 2003, PPL had a credit exposure of $218 million to energy trading partners. Seven counterparties accounted for 60% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. With two exceptions, each of the seven primary counterparties had an investment grade credit rating from Standard & Poor's. One non-investment grade counterparty has agreed to amend its contract with PPL in a manner that substantially reduces PPL's exposure. The other non-investment grade counterparty has refused to supply credit assurance and PPL has therefore stopped trading with this company.

  At March 31, 2003, PPL Energy Supply had a credit exposure of $346 million to energy trading partners. Eight counterparties accounted for 75% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. The largest exposure, $128 million, was to PPL Electric, under the long-term contract to provide PPL Electric's PLR load. With two exceptions, the other six counterparties have an investment grade credit rating from Standard & Poor's. One non-investment grade counterparty has agreed to amend its contract with PPL Energy Supply in a manner that substantially reduces PPL Energy Supply's exposure. The other non-investment grade counterparty has refused to supply credit assurance and PPL Energy Supply has therefore stopped trading with this company.

  At March 31, 2003, PPL Montana had a credit exposure of $83 million to energy trading partners. Three counterparties accounted for 81% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. With one exception, each of the three primary counterparties has an investment grade credit rating from Standard & Poor's. The non-investment grade counterparty has agreed to amend its contract with PPL Montana in a manner that substantially reduces PPL Montana's exposure.

  PPL, PPL Energy Supply and PPL Montana have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit rating falls below investment grade. It is also the policy of PPL, PPL Energy Supply and PPL Montana to enter into netting agreements with all of their counterparties to minimize credit exposure.

  Goodwill and Other Intangible Assets

  The financial statements of PPL and its subsidiaries are prepared in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill at the reporting unit level. A reporting unit is a segment or one level below a segment (referred to as a component). Intangible assets other than goodwill that are not subject to amortization are also required to undergo an annual impairment test. The following information is disclosed in accordance with SFAS 142.

  Goodwill

  (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply				PPL
	Supply	International	Total	Delivery(a)	Total

Balance as of January 1, 2003	$85	$334	$419	$55	$474

Effect of foreign exchange rates		(6)	(6)		(6)

Purchase accounting adjustments (b)		(28)	(28)		(28)

Balance as of March 31, 2003	$85	$300	$385	$55	$440

(a)	The Delivery segment is not part of PPL Energy Supply.
(b)	See Note 7 for additional information.

  Goodwill is included in "Goodwill and other intangibles" on the Balance Sheet.

  The reporting units of the Supply, Delivery and International segments completed the transition impairment test in the first quarter of 2002. A transition goodwill impairment loss of $150 million was recognized in the Latin American reporting unit within the International segment, and is reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

  Asset Retirement Obligation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 143 effective January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million or $0.37 per share. For the three months ended March 31, 2003, as a result of the adoption of SFAS 143, PPL and PPL Energy Supply recognized $5 million of accretion expense and an insignificant amount of depreciation expense.

  PPL and PPL Energy Supply identified various legal obligations to retire long-lived assets, the largest of which relates to the decommissioning of the Susquehanna station. PPL and PPL Energy Supply identified and recorded other asset retirement obligations related to significant interim retirements at the Susquehanna station, various environmental requirements for coal piles, ash basins and other waste basin retirements.

  PPL and PPL Energy Supply also identified legal retirement obligations that were not measurable at this time. These items included the retirement of certain transmission assets and a reservoir. These retirement obligations were not measurable due to indeterminable dates of retirement.

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs. The fair value of the nuclear decommissioning trust was $290 million and $287 million as of March 31, 2003 and December 31, 2002.

  PPL and PPL Energy Supply's asset retirement obligations are included in the "Deferred Credits and Other Noncurrent Liabilities - Other" line on the Balance Sheet. The changes in the carrying amounts of asset retirement obligations were as follows:

	PPL	PPL Energy Supply

Asset retirement obligation at January 1, 2003	$229	$229

Accretion expense	5	5

Asset retirement obligation at March 31, 2003	$234	$234

  The pro forma asset retirement obligation liability balances calculated as if SFAS 143 had been adopted on January 1, 2002 were $234 million, $229 million and $211 million as of March 31, 2003, December 31, 2002 and January 1, 2002.

  The pro forma effects of the application of SFAS 143 calculated as if it had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	PPL		PPL Energy Supply
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Reported net income before cumulative effect of a change in accounting principle	$176	$147	$153	$145

Pro forma net income before cumulative effect of a change in accounting principle	$176	$148	$153	$146

Reported net income (loss)	$239	$(3)	$216	$(5)

Pro forma net income (loss)	$176	$(2)	$153	$(4)

	Three Months Ended March 31,
	2003	2002

Basic EPS:

Reported net income before cumulative effect of a change in accounting principle	$1.06	$1.00

Pro forma net income before cumulative effect of a change in accounting principle	$1.06	$1.01

Reported net income (loss)	$1.43	$(0.02)

Pro forma net income (loss)	$1.06	$(0.02)

Diluted EPS:

Reported net income before cumulative effect of a change in accounting principle	$1.06	$1.00

Pro forma net income before cumulative effect of a change in accounting principle	$1.06	$1.00

Reported net income (loss)	$1.43	$(0.02)

Pro forma net income (loss)	$1.06	$(0.02)

  (PPL Electric)

  PPL Electric adopted SFAS 143 effective January 1, 2003 and did not record any asset retirement obligations upon adoption. PPL Electric identified legal retirement obligations for the retirement of certain transmission assets that were not measurable at this time due to indeterminable dates of retirement.

  (PPL Montana)

  PPL Montana adopted SFAS 143 effective January 1, 2003. PPL Montana recorded asset retirement obligations associated with various environmental requirements for coal piles, ash basins and other waste basin retirements. The impact of these asset retirement obligations was insignificant.

  Reconciliation of Prior Annual Periods

  (PPL and PPL Energy Supply)

  The pro forma asset retirement obligation liability balances calculated as if SFAS 143 had been adopted on January 1, 2000 were $211 million, $196 million and $181 million as of December 31, 2001, December 31, 2000 and January 1, 2000.

  The pro forma effects of the application of SFAS 143 calculated as if it had been adopted on January 1, 2000 (rather than January 1, 2003) are presented below:

	PPL
	For the Years Ended December 31,
	2002	2001	2000

Reported net income before extraordinary item and cumulative effect of a change in accounting principle	$358	$169	$487

Pro forma net income before extraordinary item and cumulative effect of a change in accounting principle	$349	$167	$489

Reported net income	$208	$179	$498

Pro forma net income	$199	$177	$500

Basic EPS:

Reported net income before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.16	$3.38

Pro forma net income before extraordinary item and cumulative effect of a change in accounting principle	$2.29	$1.15	$3.39

Reported net income	$1.37	$1.23	$3.45

Pro forma net income	$1.31	$1.21	$3.46

Diluted EPS:

Reported net income before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.15	$3.37

Pro forma net income before extraordinary item and cumulative effect of a change in accounting principle	$2.29	$1.14	$3.38

Reported net income	$1.36	$1.22	$3.44

Pro forma net income	$1.31	$1.21	$3.45

	PPL Energy Supply
	For the Years Ended December 31,
	2002	2001	2000

Reported net income before cumulative effect of a change in accounting principle	$429	$171	$242

Pro forma net income before cumulative effect of a change in accounting principle	$420	$169	$244

Reported net income	$279	$174	$242

Pro forma net income	$270	$172	$244

  Workforce Reduction

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries completed a workforce reduction in June 2002 that will eliminate up to 598 employees, or about 7% of PPL's U.S. workforce, at a cost of $74 million. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers. Linemen, electricians and line foremen, for example, were not affected by the reductions. An additional $1 million workforce reduction charge was recorded in September 2002, when plans, specific to PPL Global and PPL Montana subsidiaries, were finalized which are expected to impact 26 employees. These additional reductions increased PPL's total charge for workforce reductions to $75 million for the elimination of up to 624 positions.

  PPL recorded the cost of the program as a one-time charge of $75 million included in the Statement of Income as "Workforce reduction" for the year ended December 31, 2002. This charge reduced net income by $44 million after taxes. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program will be paid from the PPL Retirement Plan pension trust and increased PPL's pension and postretirement benefit liabilities by $65 million. The remaining $10 million of costs relate primarily to non-pension benefits, such as severance payments and outplacement costs, which will be paid by PPL, and are included on the Balance Sheet in "Current Liabilities - Other."

  PPL Energy Supply will ultimately eliminate up to 221 employees and has recorded a one-time charge of $41 million, which reduced net income by $24 million for the year ended December 31, 2002. Included in the charge was a $10 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Electric will ultimately eliminate up to 260 employees and has recorded a one-time charge of $33 million, which reduced net income by $19 million for the year ended December 31, 2002. Included in the charge was a $6 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Montana will ultimately eliminate up to ten employees and recorded an insignificant one-time charge for the year ended December 31, 2002.

  As of March 31, 2003, 396 employees of PPL subsidiaries were terminated and have received $8 million of non-pension benefits. The remaining $2 million liability for non-pension benefits will be paid over the next three months.

  New Accounting Standards

  SFAS 143 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 13 for a discussion of SFAS 143, "Accounting for Asset Retirement Obligations," and the impact of adoption.

  SFAS 146 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the initial liability should be measured at its estimated fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. PPL and its subsidiaries adopted SFAS 146 effective January 1, 2003. The initial adoption did not have an impact on PPL or its subsidiaries. However, SFAS 146 may impact the accounting treatment of future disposal or exit activities.

  SFAS 148 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS 148 provides three transition methods for adopting the fair value method of accounting for stock-based compensation prescribed under SFAS 123 and enhances the required disclosures regarding stock-based compensation effective for fiscal years ending after December 15, 2002. SFAS 148 also requires certain disclosures in financial reports issued for interim periods beginning after December 15, 2002.

  PPL and its subsidiaries elected to adopt the fair value method of accounting for stock-based compensation as of January 1, 2003 using the prospective method of transition, as permitted by SFAS 148. The prospective method provides that PPL and its subsidiaries will recognize expense for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. See Note 2 for a discussion of the change in accounting for stock-based compensation and the interim disclosures required by SFAS 148.

  SFAS 149 (PPL, PPL Energy Supply and PPL Montana)

  In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. PPL, PPL Energy Supply and PPL Montana are currently evaluating the impact of the adoption of SFAS 149 on their financial position and results of operations.

  FIN 45 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies that upon issuance of certain types of guarantees, the guarantor must recognize an initial liability for the fair value of the obligation it assumes under the guarantee. The offsetting entry will be dependent upon the circumstances under which the guarantee is issued, and the initial liability should typically be reduced as the guarantor is released from risk under the guarantee. FIN 45 also requires a guarantor to make significant new disclosures for guarantees even if the likelihood of the guarantor's having to make payments is remote. The provisions relating to the initial recognition and measurement of guarantee obligations must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. PPL and its subsidiaries adopted FIN 45 effective January 1, 2003. FIN 45 did not have a significant impact on earnings for the quarter ended March 31, 2003. See Note 8 for disclosure of guarantees and other assurances existing as of March 31, 2003.

  FIN 46

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. FIN 46 did not have an impact on PPL or its subsidiaries during the quarter ended March 31, 2003.

  (PPL and PPL Energy Supply)

  PPL Energy Supply currently believes that the lessors under its operating leases for the Sundance, University Park and Lower Mt. Bethel generating facilities are variable interest entities in which it is the primary beneficiary. Consequently, PPL and PPL Energy Supply would be required to consolidate the financial statements of the lessors under FIN 46. The principal impact from consolidating the lessors under these leases would be the inclusion of the generating facilities as assets and the lease financing as liabilities in the consolidated balance sheets of PPL and PPL Energy Supply. Additionally, PPL and PPL Energy Supply would be required to recognize a cumulative effect of a change in accounting principle in connection with the initial consolidation of these variable interest entities. Upon applying FIN 46 to these entities effective July 1, 2003, PPL Energy Supply estimates that the initial adoption will result in approximately $1.1 billion of additional assets and liabilities on its balance sheet and a cumulative effect of a change in accounting principle of approximately $11 million after tax. See below for a discussion of the leases.

  In May 2001, a subsidiary of PPL Energy Supply entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. The lessor is a variable interest entity that was created for the sole purpose of owning the facilities and incurring the related financing costs. The $660 million operating lease arrangement covers the 450 MW gas-powered Sundance project near Coolidge, Arizona and the 540 MW gas-powered University Park project near University Park, Illinois. These facilities were substantially complete in July 2002, at which time the initial lease term commenced. At the end of the lease term, which is June 2008, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it must sell the assets on behalf of the lessor and guarantee a residual value estimated to be up to $545 million based on an estimated total lessor's investment of $657 million for both projects combined. If the financing is terminated early as a result of significant environmental damage, or an event of default, the lessee could be obligated to pay up to 100% of the lessor's investment in the facilities.

  In December 2001, another subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The lessor is a variable interest entity that was created for the sole purpose of owning the facilities and incurring the related financing costs. The initial lease term is approximately 10 years, beginning on the date of commercial operation, which is expected to occur in late 2003. At the end of the lease term, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it must sell the assets on behalf of the lessor and guarantee a residual value estimated to be up to $321 million based on an estimated total lessor's investment of $455 million. The lessee could be obligated to pay up to 100% of the lessor's investment and other obligations in the facilities if the financing is terminated early as a result of a loss, destruction or condemnation of the project, or upon an event of default. Based on current market conditions, the total exposure as a result of such a termination is estimated to be up to $531 million as of March 31, 2003 and is estimated to be up to $591 million as of the commencement of the lease.

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three months ended March 31, 2003, to the comparable period in 2002.

Prior to September 6, 2002, PPL Global held 51% of the equity interest in WPD, but shared joint control with Mirant. On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPD and gained complete control. The purchase of Mirant's interest was accounted for as a step-acquisition and resulted in the consolidation of WPD's results of operations as of January 1, 2002. Therefore, PPL's income statement for the three months ended March 31, 2002 has been reclassified to reflect the consolidation of WPD's results. Mirant's $25 million share of earnings for the first quarter of 2002 is reflected in "Minority Interest."

WPD's results as consolidated in PPL's income statement are impacted by changes in foreign currency exchange rates. For the three months ended March 31, 2003, as compared to the same period in 2002, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 12%.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Earnings

Net income (loss), and the related EPS, were as follows:

	Three Months Ended March 31,
	2003	2002

Net income (loss)	$239	$(3)
EPS - basic and diluted	$1.43	$(0.02)

Income from core operations, and the related EPS, were as follows:

	Three Months Ended March 31,
	2003	2002

Income from core operations	$176	$151
EPS - basic and diluted	$1.06	$1.03

The changes in net income from period to period were, in part, attributable to several unusual items with significant earnings impacts as shown below. The table below reconciles net income to income from core operations in dollars and EPS, after eliminating the impact of unusual items. Income from core operations should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL's underlying earnings performance as another criterion in making their investment decisions. PPL's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance.

	Net Income		EPS-Diluted
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Net income (loss) - actual	$239	$(3)	$1.43	$(0.02)
Unusual items (net of tax):
ARO transition (Note 13)	63		0.37
Goodwill impairment (Note 12)		(150)		(1.02)
CEMAR impairment (Note 7)		(4)		(0.03)

Income from core operations	$176	$151	$1.06	$1.03

The after-tax changes in core earnings were primarily due to:

Three Months Ended March 31, 2003 vs. March 31, 2002
Domestic:

Wholesale energy margins	$11

Net energy trading margins	(12)

Unregulated retail energy margins	(1)

Regulated retail energy margins	(27)

Delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	15

Lower interest expense	7

Higher O&M costs	(6)

Other	1

International:

Higher earnings from U.K. operations	29

Higher earnings from Latin American operations	8

$25

The period to period changes in earnings components, including margins by activity and income statement line items, are discussed in the balance of the discussion in "Results of Operations." The increase in earnings from U.K. operations was primarily due to obtaining complete ownership of WPD in September 2002. (See Note 7 to the Financial Statements for additional information). The increased Latin American earnings resulted from the deconsolidation of CEMAR (as discussed in Note 7) and improved earnings in Chile.

PPL expects that the low level of wholesale energy prices will adversely impact margins in 2003 and beyond. Based upon current energy price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded at this time. PPL is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material. See "Application of Critical Accounting Policies - Asset Impairment" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for additional information.

Future earnings will also be impacted by the consolidation of variable interest entities (as discussed in Note 15 to the Financial Statements).

Domestic Energy Margins

The following tables provide summary data regarding changes in the components of domestic gross margins of wholesale and retail energy for the three months ended March 31, 2003, compared with the same period in 2002:

Three Months Ended March 31, 2003 vs. March 31, 2002
Utility revenues	$69

Unregulated retail electric and gas revenues	3

Wholesale energy marketing revenues	105

Net energy trading margins	(21)

Other revenue adjustments (a)	(49)

Total revenues	107

Fuel	50

Purchased power	104

Other cost adjustments (a)	3

Total cost of sales	157

Domestic gross energy margins	$(50)

(a)	Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and energy costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities listed in the following table. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

Three Months Ended March 31, 2003 vs. March 31, 2002
Wholesale - Eastern U.S.	$7

Wholesale - Western U.S.	11

Net energy trading	(21)

Unregulated retail	(1)

Regulated retail	(46)

Domestic gross energy margins	$(50)

Wholesale - Eastern U.S.

Eastern wholesale margins were higher for the three months ended March 31, 2003, compared to the same period in 2002, despite a buyout of a NUG contract in February 2002 that reduced purchased power costs by $25 million. Eastern wholesale margins increased primarily due to volumes, which were driven higher by generation output which increased 1,406 GWh for the three months ended March 31, 2003 compared to the same period in 2002. Contributing to this increase was 699 MW of new generation that began commercial operations in mid-2002.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $10 million higher for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to an increase in average realized wholesale prices by $7/MWh and an 8% increase in volumes.

In the Southwest, margins were relatively flat with only a $1 million increase for the three months ended March 31, 2003, compared to the same period in 2002, because of a planned maintenance outage in 2003. Also, the cost of gas did not justify operating the plants as often as in the prior period.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF 02-3. These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $21 million decrease for the three months ended March 31, 2003, compared to the same period in 2002, was primarily due to unrealized losses for the three months ended March 31, 2003 and forward electric sales realized for the three month period ended March 31, 2003 being settled with higher spot prices than during the same period in 2002. The physical volumes associated with energy trading were 2,490 GWh and 3.8 Bcf for the three months ended March 31, 2003, compared to 2,505 GWh and 3.2 Bcf for the three months ended March 31, 2002.

Unregulated Retail

Unregulated retail margins declined slightly for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to lower gas margins in the East and significantly lower electric retail prices in the West. This was offset by a realized gain of $5 million as a result of selling the East retail gas contracts and settling related financial hedges.

Regulated Retail

Regulated retail margins in the East for the three months ended March 31, 2003 were 22% lower than the same period in 2002, primarily due to higher supply costs resulting from the extreme weather change from mild in 2002 to harsh in 2003. This resulted in reliance on marginal generating units and caused spot market prices to increase. PJM on-peak prices averaged $33/MWh more, an increase of 129%, for the three months ended March 31, 2003 compared to the same period in 2002.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

Three Months Ended March 31, 2003 vs. March 31, 2002
Retail electric revenue

PPL Electric:

Electric delivery	$43

PLR electric generation supply	20

Other	(2)

PPL Global:

Electric delivery	(7)

54
Wholesale electric revenue
PPL Electric	1

Gas revenue	14

PPL Gas Utilities	$69

The increase in utility revenues for the three months ended March 31, 2003, compared with the same period in 2002 was primarily due to:

  higher PPL Electric delivery and PLR revenues due to a 9.8% increase in electricity deliveries, primarily due to colder winter weather in the first quarter of 2003;
  higher PPL Gas Utilities revenues of $14 million, primarily due to higher sales volumes, also due in part to colder winter weather experienced in the first quarter of 2003; offset by lower PPL Global international electricity delivery revenues, primarily due to the deconsolidation of CEMAR. PPL Global stopped recording operating results of CEMAR upon relinquishing control to ANEEL. (See Note 7 to the Financial Statements for additional information.) As a result, revenues from electricity deliveries in Brazil were $30 million lower in the first three months of 2003, compared with the same period in 2002. This decrease was partially offset by $19 million of increased WPD revenues in 2003 compared with 2002. This increase was primarily due to the change in foreign currency exchange rates from period to period.

Energy Related Businesses

Energy related businesses contributed $15 million less to operating income for the three months ended March 31, 2003, compared to the same period in 2002. Approximately $11 million of the decrease was due to PPL Global and resulted primarily from:

  a $4 million decrease in Latin America revenues from lower material and construction project sales. In 2002, PPL Global's Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas of Bolivia;
  a $4 million credit recorded in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state; and
  a $1 million decrease due to the disposition of the Hyder properties in 2002, which have been sold or otherwise disposed.

Other Operation Expenses

Other operation expenses were essentially unchanged for the three months ended March 31, 2003, compared to the same period in 2002. However, other operation expenses increased because of a $16 million decrease in pension income and $9 million of additional expenses of new generating facilities that became operational in mid-2002. These increases were offset by:

  an $8 million decrease in the Clean Air Act contingency relating to the generating facilities,
  $4 million related to an insurance settlement at the Martins Creek generating station, and an estimated $9 million reduction in salaries and benefits as a result of the workforce reduction initiated in 2002.

The $16 million decrease in pension income was attributable to PPL's primary domestic pension plan and the U.K. pension plans of WPD. As a result of weak capital markets during 2002, PPL's domestic and U.K. pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its assumed expected return on assets for its pension plans. In addition, declining fixed-income security yield rates resulted in PPL decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL will record in 2003. Through March 31, 2003, PPL recorded approximately $11 million of pension income and will record approximately $32 million of additional pension income in 2003. Future levels of pension income or expense depend on ongoing market conditions and results.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $18 million for the three months ended March 31, 2003, compared with the same period in 2002. This increase was primarily due to $14 million of higher ITC amortization in 2003 as a result of higher billed ITC revenues. Billed ITC revenues were higher as a result of increased electricity delivery revenues. (ITC revenues are offset by interest expense on the transition bonds and the amortization of recoverable transition costs, resulting in minimal impact on earnings.)

Depreciation

Depreciation increased by $10 million for the three months ended March 31, 2003, compared with the same period in 2002. This increase was primarily due to an increase of $11 million relating to WPD. Of that amount, $6 million relates to depreciation on the write-up to fair value of assets acquired in the acquisition, $3 million resulted from increased exchange rates, and the remaining $2 million reflects the increase in distribution assets. These increases were partially offset by a decrease of $2 million due to PPL Global's write-down of CEMAR resulting in decreased depreciation on these assets in 2003.

Write-down of International Energy Projects

See Note 7 to the Financial Statements for information on a $6 million charge in the three months ended March 31, 2002 to reflect an additional write-down of PPL Global's investment in CEMAR.

Other Income - net

See Note 10 to the Financial Statements for details of other income.

Financing Costs

Interest expense decreased by $22 million during the three months ended March 31, 2003, compared with the same period in 2002. The decrease was primarily due to a $12 million decrease in long-term debt expense from debt retirements and a $9 million decrease in long-term debt expense from the deconsolidation of CEMAR in 2002.

Dividends and distributions on preferred securities decreased by $5 million during the three months ended March 31, 2003, compared with the same period in 2002, due to the retirement of preferred securities in 2002.

Income Taxes

Income taxes decreased by $17 million for the three months ended March 31, 2003, compared to the same period in 2002, as a result of lower pre-tax book income.

Change in Accounting Principle

PPL adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. It requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 13 to the Financial Statements for additional information.

PPL adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million. See Note 12 to the Financial Statements for additional information.

These items are reported as "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income.

During 2003, PPL also adopted:

  the fair value method of accounting for stock-based compensation under SFAS 123, "Accounting for Stock-Based Compensation,"
  SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities,"
  SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,"
  FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Recission of FASB Interpretation No. 34," and
  FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

See Notes 2, 8 and 15 to the Financial Statements for a discussion of these adoptions.

New Accounting Standards

See Note 15 to the Financial Statements for information on new accounting standards.

Financial Condition

Liquidity

At March 31, 2003, PPL had $397 million of cash and cash equivalents and $886 million of short-term debt. At December 31, 2002, PPL had $245 million in cash and cash equivalents and $943 million of short-term debt. The increase in cash position was the net result of:

  $153 million of cash provided by operating activities;
  the issuance of $332 million of commercial paper;
  the issuance of $90 million of long-term debt; and
  the issuance of $73 million of common stock; offset by
  the retirement of $248 million of long-term debt, payment of $72 million of common and preferred dividends and $169 million of capital expenditures.

Rating Agency Decisions - PPL

Standard & Poor's (S&P), Moody's Investor Services (Moody's) and Fitch Ratings (Fitch) recently reviewed the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to limit the Registrants' ability to fund their short-term liquidity needs through the issuance of commercial paper or borrowing under their revolving credit facilities. In addition, management does not expect these ratings decisions to impact the Registrants' ability to raise new long-term debt. These ratings decisions will have an immaterial impact on the Registrants' cost of maintaining their credit facilities and the cost of any new long-term debt.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of the Registrants or their subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

S&P

In April 2003, S&P notified PPL, PPL Energy Supply and PPL Electric that it has:

  affirmed both the 'A-' ratings on PPL Electric's first mortgage bonds and senior secured bonds and the 'BBB' corporate credit ratings for PPL and PPL Energy Supply;
  lowered the rating on PPL Capital Funding's senior unsecured debt to 'BBB-' from 'BBB'; and
  placed PPL Electric on negative outlook. S&P indicated that PPL and PPL Energy Supply remain on negative outlook.

S&P also affirmed the 'A-2' commercial paper ratings of PPL Energy Supply and PPL Electric.

S&P indicated that the rating revision on PPL Capital Funding's senior unsecured debt is based on its structural subordination, which it noted will increase as new debt is financed at PPL Energy Supply. S&P also indicated that the negative outlook for the Registrants reflects its view of weak debt-protection measures due to low wholesale energy prices.

Moody's

In May 2003, Moody's downgraded the credit ratings on the debt and preferred securities of PPL, PPL Electric and PPL Energy Supply. The ratings downgraded include:

  PPL Electric's first mortgage bonds and senior secured bonds, to 'Baa1' from 'A3';
  PPL Energy Supply's senior unsecured notes, to 'Baa2' from 'Baa1';
  PPL Capital Funding's senior unsecured debt, to 'Baa3' from 'Baa2'; and
  PPL's senior unsecured debt that is not currently outstanding but that may be issued under PPL's shelf registration statement on file with the SEC, to 'Baa3' from 'Baa2'.

These ratings decisions concluded Moody's review for downgrade that it commenced in April 2003. The ratings outlook is stable for each of PPL, PPL Electric, PPL Energy Supply and PPL Capital Funding.

Neither PPL Electric's nor PPL Energy Supply's short-term debt ratings were under review by Moody's, and those ratings remain unchanged.

Moody's stated that the downgrades reflect its concerns about PPL's high debt levels, PPL Energy Supply's modest exposure to merchant generation risk, the continued weakness in the wholesale power market and the associated financial impact on PPL Energy Supply, and concerns regarding the amount of cash flow to be generated from PPL Energy Supply's non-regulated domestic operations and the free cash flow available from its regulated international assets. However, Moody's also indicated that the full requirements contract between PPL Electric and PPL Energy Supply, which previously was approved by the PUC and which extends through December 2009, mitigates PPL Electric's supply and price risk and provides a predictable stream of cash flows to PPL Energy Supply during such time period. Moody's also noted that PPL's management has already implemented a number of initiatives to strengthen the company's current credit quality and reduce its debt levels, such as the issuance of over $1 billion of common stock and mandatory convertible securities over the last few years, a sizeable reduction in planned capital expenditures, the cancellation of projects under development, workforce reductions and write-downs of some non-core investments.

Fitch

Also in May 2003, Fitch notified PPL, PPL Energy Supply and PPL Capital Funding that it has:

  downgraded PPL Capital Funding's senior unsecured debt to 'BBB' from 'BBB+';
  downgraded PPL's senior unsecured debt that is not currently outstanding but that may be issued under PPL's shelf registration statement on file with the SEC, to 'BBB' from 'BBB+';
  affirmed both the 'BBB+' rating of PPL Energy Supply's senior unsecured debt, and the 'F2' rating of its commercial paper; and
  placed each of PPL, PPL Capital Funding and PPL Energy Supply on negative outlook.

Fitch indicated that the revised ratings for PPL and PPL Capital Funding reflect the structural subordination of PPL to that of its subsidiaries and Fitch's expectations of lower cash flow from PPL Electric until early 2005. Fitch indicated that the change in outlook for these companies results from the increase during 2002 in PPL's generation asset portfolio that is dependent on merchant generation, continued weakness in U.S. merchant energy markets and exposure to international distribution assets primarily in Latin America and the U.K. However, Fitch noted that PPL Energy Supply derives significant earnings and cash flow from long-term supply contracts, including the full requirements contract between PPL Electric and PPL Energy Supply, that on average account for about 70% of PPL Energy Supply's gross margin over the next five years.

Rating Agency Decisions - WPD

In February 2003, Moody's confirmed the ratings of WPDH Limited and WPD (South Wales) at 'Baa2' and 'Baa1,' and downgraded WPD LLP from 'Baa1' to 'Baa2' and SIUK Capital Trust I from 'Baa2' to 'Baa3.' The outlook on all ratings was stable. Also in January, S&P completed a review of WPD and affirmed its 'BBB+' long-term and 'A-2' short-term corporate credit ratings on WPD Holdings U.K. and related entities, WPD (South West) and WPD (South Wales). In March 2003, S&P assigned its 'BBB+' senior unsecured debt rating to the £200 million bonds issued by WPD (South West). At the same time the 'BBB+' and 'A-2' corporate credit ratings on SIUK PLC were withdrawn as a result of the acquisition of its debt by WPD LLP. S&P assigned its 'BBB+' long-term and 'A-2' short-term corporate credit ratings to WPD LLP in line with the ratings on the rest of the WPD group. S&P's outlook for the WPD group is negative. WPD's management does not expect the placement of WPD on negative outlook to limit its ability to fund its short-term liquidity needs or access new long-term debt or to impact the cost of any new long-term debt.

Planned Financing

Subject to market conditions, in May 2003:

  PPL plans to issue up to $270 million of its common stock pursuant to an underwritten public offering under its universal shelf registration statement currently on file with the SEC; and
  PPL Energy Supply plans to issue up to $350 million of debt or convertible debt, in either case pursuant to an offering exempt from the registration requirements of the Securities Act of 1933. If convertible debt is issued, PPL Energy Supply expects that it would be guaranteed by PPL and convertible into PPL's common stock.

The consummation of each such offering is independent of and is not contingent upon the other offering. PPL and PPL Energy Supply expect to use the proceeds of each offering to repurchase commercial paper of PPL Energy Supply and for general corporate purposes.

For additional information on PPL's liquidity, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk

As of March 31, 2003, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $196 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2006. The following chart sets forth PPL's net fair market value of trading contracts:

	Three Months Ended March 31,
	2003	2002

Fair value of contracts outstanding at the beginning of the period	$(6)	$0

Contracts realized or otherwise settled during the period	(1)	(3)

Fair value of new contracts at inception		(2)

Other changes in fair values	(9)	12

Fair value of contracts outstanding at the end of the period	$(16)	$7

During the three months ended March 31, 2003 and 2002, PPL reversed net gains of approximately $1 million and $3 million related to contracts entered into prior to January 1 of the previous year. This amount does not reflect intra-year contracts that were entered into and settled during the period.

"Other changes in fair values" represents changes in the market value of contracts outstanding at the end of the period.

As of March 31, 2003, the net unrealized loss on PPL's trading activities expected to be realized in earnings during the next three months is approximately $5 million.

The following chart segregates estimated fair values of PPL's trading portfolio at March 31, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1				$1

Prices provided by other external sources

Prices based on models and other valuation methods	(17)				(17)

Fair value of contracts outstanding at the end of the period	$(16)				$(16)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through February 2009.

The "Prices provided by other external sources" category includes PPL's forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available. The fair value of electricity positions recorded above use the midpoint of the bid/ask spreads obtained through OTC brokers. On average, OTC quotes for forwards and swaps of natural gas and power extend one and two years into the future.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. Additionally, this category includes "strip" transactions whose prices are obtained from external sources and then modeled to monthly prices as appropriate. This level of modeling has been increasingly required due to the illiquidity of the energy markets.

As of March 31, 2003, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $6 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations. PPL utilizes various financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2003, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $5 million.

PPL is also exposed to changes in the fair value of its debt portfolio. At March 31, 2003, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $208 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At March 31, 2003, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $9 million.

PPL is also exposed to changes in the fair value and interest expense of its foreign debt portfolio. At March 31, 2003, PPL estimated that its potential exposure to a change in the fair value of its foreign debt portfolio, through a 10% adverse movement in interest rates, was $58 million. At March 31, 2003, PPL estimated that that its potential exposure to increased interest expense in its foreign debt portfolio, through a 10% adverse movement in interest rates, was insignificant.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in affiliates in Latin America and Europe. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk.

PPL holds contracts for the forward purchase of 26 million euros to pay for certain equipment in 2003. The estimated value of these forward purchases as of March 31, 2003, being the amount PPL would receive to terminate them, was $4 million.

PPL executed forward sale transactions, for £25 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of March 31, 2003, being the amount PPL would have to pay to terminate them, was $2 million.

To protect expected income in British pounds sterling, PPL entered into average rate options for £26 million. To protect expected income in Chilean pesos, PPL entered into average rate options for 4 billion Chilean pesos. The market value of these positions was insignificant at March 31, 2003.

WPDH Limited entered into cross-currency swaps totaling $1.3 billion to hedge the value of its U.S. dollar-denominated bonds. The estimated value of this position on March 31, 2003, being the amount PPL would receive to terminate them, was $31 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2003, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2003, a hypothetical 10% adverse movement in interest rates and a 10% decrease in equity prices would have resulted in an estimated $16 million reduction in the fair value of the trust assets.

PPL Electric's 1998 restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of certain increases in these costs. Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues are used to fund the trusts.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL or its subsidiaries in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

Acquisitions and Development

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At March 31, 2003, PPL subsidiaries had domestic generation projects under development which would provide 690 MW of additional generation. Subsequently, the Susquehanna Unit 2 steam turbine replacement was completed, which added up to 45 MW, representing PPL's 90% share, to its generation capacity.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss accruals and asset retirement obligations. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy, except for asset retirement obligations which is discussed below. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

Asset Retirement Obligations

In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

In determining asset retirement obligations, management must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in today's dollars, inflated to the anticipated retirement date and then discounted back to the date the asset retirement obligation was incurred. Changes in assumptions and estimates included within the calculations of asset retirement obligations could result in significantly different results than those identified and recorded in the financial statements.

PPL adopted SFAS 143 effective January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million or $0.37 per share. PPL's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability and the cumulative effect gain.

The following chart reflects the sensitivities associated with a change in these assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

	Change in Assumption	Impact on Cumulative Effect	Impact on ARO Liability

Retirement Cost	10/(10)%	$(10)/$10	$21/$(21)

Discount Rate	0.25/(0.25)%	$10/$(11)	$(22)/$25

Inflation Rate	0.25/(0.25)%	$(12)/$11	$25/$(22)

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, unless otherwise noted.

Results of Operations

The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three months ended March 31, 2003, to the comparable period in 2002.

Prior to September 6, 2002, PPL Global held 51% of the equity interest in WPD, but shared joint control with Mirant. On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPD and gained complete control. The purchase of Mirant's interest was accounted for as a step-acquisition and resulted in the consolidation of WPD's results of operations as of January 1, 2002. Therefore, PPL Energy Supply's income statement for the three months ended March 31, 2002 has been reclassified to reflect the consolidation of WPD's results. Mirant's $25 million share of earnings for the first quarter of 2002 is reflected in "Minority Interest."

WPD's results as consolidated in PPL Energy Supply's income statement are impacted by changes in foreign currency exchange rates. For the three months ended March 31, 2003, as compared to the same period in 2002, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 12%.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Earnings

The changes in net income from period to period were, in part, attributable to several unusual items with significant earnings impacts as shown below. The table below reconciles net income to income from core operations, after eliminating the impact of unusual items. Income from core operations should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL Energy Supply believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL Energy Supply's underlying earnings performance as another criterion in making their investment decisions. PPL Energy Supply's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance.

	Three Months Ended March 31,
	2003	2002

Net income (loss) - actual	$216	$(5)

Unusual items (net of tax):

ARO transition (Note 13)	63

Goodwill impairment (Note 12)		(150)

CEMAR impairment (Note 7)		(4)

Income from core operations	$153	$149

The $4 million increase in core earnings for the three months ended March 31, 2003, compared with the same period in 2002 was primarily due to (with after-tax changes noted):

Three Months Ended March 31, 2003 vs. March 31, 2002
Domestic:

Wholesale energy margins	$11

Net energy trading margins	(12)

Unregulated retail energy margins	(1)

Regulated retail energy margins	(27)

Trademark royalties to affiliates	(6)

Other	2

International:

Higher earnings from U.K. operations	29

Higher earnings from Latin American operations	8

$4

The period to period changes in earnings components, including margins by activity and income statement line items, are discussed in the balance of the discussion in "Results of Operations." The increase in earnings from U.K. operations was primarily due to obtaining complete ownership of WPD in September 2002. (See Note 7 to the Financial Statements for additional information). The increased Latin American earnings resulted from the deconsolidation of CEMAR (as described in Note 7), and improved earnings in Chile.

PPL Energy Supply expects that the low level of wholesale energy prices will adversely impact margins in 2003 and beyond. Based upon current energy price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded at this time. PPL Energy Supply is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material. See "Application of Critical Accounting Policies - Asset Impairment" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for additional information.

Future earnings will also be impacted by the consolidation of variable interest entities (as discussed in Note 15 to the Financial Statements).

Domestic Energy Margins

The following tables provide summary data regarding changes in the components of domestic gross margins of wholesale and retail energy for the three months ended March 31, 2003, compared to the same period in 2002:

Three Months Ended March 31, 2003 vs. March 31, 2002

Wholesale energy marketing revenues	$105

Wholesale energy marketing to affiliates	20

Unregulated retail electric and gas revenues	3

Net energy trading margins	(21)

Total revenues	107

Fuel	41

Purchased power	104

Purchased power from affiliates	(1)

Other cost adjustments (a)	13

Total cost of sales	157

Domestic gross energy margins	$(50)

(a)	Adjusted to exclude the impact of any costs not associated with domestic energy margins, in particular, revenues and energy costs related to the international operations of PPL Global.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities listed in the following table. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

Three Months Ended March 31, 2003 vs. March 31, 2002
Wholesale - Eastern U.S.	$7

Wholesale - Western U.S.	11

Net energy trading	(21)

Unregulated retail	(1)

Regulated retail	(46)

Domestic gross energy margins	$(50)

Wholesale - Eastern U.S.

Eastern wholesale margins were higher for the three months ended March 31, 2003, compared to the same period in 2002, despite a buyout of a NUG contract in February 2002 that reduced purchased power costs by $25 million. Eastern wholesale margins increased primarily due to volumes, which were driven higher by generation output which increased 1,406 GWh for the three months ended March 31, 2003 compared to the same period in 2002. Contributing to this increase was 699 MW of new generation that began commercial operations in mid-2002.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $10 million higher for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to an increase in average realized wholesale prices by $7/MWh and an 8% increase in volumes.

In the Southwest, margins were relatively flat with only a $1 million increase for the three months ended March 31, 2003, compared to the same period in 2002, because of a planned maintenance outage in 2003. Also, the cost of gas did not justify operating the plants as often as in the prior period.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF 02-3. These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $21 million decrease for the three months ended March 31, 2003, compared to the same period in 2002, was primarily due to unrealized losses for the three months ended March 31, 2003 and forward electric sales realized for the three month period ended March 31, 2003 being settled with higher spot prices than during the same period in 2002. The physical volumes associated with energy trading were 2,490 GWh and 3.8 Bcf for the three months ended March 31, 2003, compared to 2,505 GWh and 3.2 Bcf for the three months ended March 31, 2002.

Unregulated Retail

Unregulated retail margins declined slightly for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to lower gas margins in the East and significantly lower electric retail prices in the West. This was offset by a realized gain of $5 million as a result of selling the East retail gas contracts and settling related financial hedges.

Regulated Retail

Regulated retail margins in the East for the three months ended March 31, 2003 were 22% lower than the same period in 2002, primarily due to higher supply costs resulting from the extreme weather change from mild in 2002 to harsh in 2003. This resulted in reliance on marginal generating units and caused spot market prices to increase. PJM on-peak prices averaged $33/MWh more, an increase of 129%, for the three months ended March 31, 2003 compared to the same period in 2002.

Utility Revenues

PPL Energy Supply's utility revenues consist of the delivery of electricity by PPL Global international subsidiaries. Utility revenues decreased by $7 million for the three months ended March 31, 2003, compared with the same period in 2002. This decrease was primarily attributable to the deconsolidation of CEMAR. PPL Global stopped recording operating results of CEMAR upon relinquishing control to ANEEL. (See Note 7 to the Financial Statements for additional information.) As a result, revenues from electricity deliveries in Brazil were $30 million lower in the first three months of 2003, compared with the same period in 2002. This decrease was partially offset by $19 million of increased WPD revenues in 2003, compared with 2002. This increase was primarily due to the change in foreign currency exchange rates from period to period.

Energy Related Businesses

Energy related businesses contributed $17 million less to operating income for the three months ended March 31, 2003, compared to the same period in 2002. Approximately $11 million of the decrease was due to PPL Global and resulted primarily from:

  a $4 million decrease in Latin America revenues from lower material and construction project sales. In 2002, PPL Global's Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas of Bolivia;
  a $4 million credit recorded in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state; and
  a $1 million decrease due to the disposition of the Hyder properties in 2002, which have been sold or otherwise disposed.

Other Operation and Maintenance

Other operation and maintenance expenses increased by $5 million for the three months ended March 31, 2003, compared to the same period in 2002. This increase was primarily due to:

  $11 million of allocated trademark license fees from a PPL subsidiary, a $9 million decrease in pension income, and
  $9 million of additional expenses of new generating facilities that became operational in mid-2002.

These increases were offset by:

  an $8 million decrease in the Clean Air Act contingency relating to the generating facilities,
  $4 million related to an insurance settlement at the Martins Creek generating station, and an estimated $5 million reduction in salaries and benefits as a result of the workforce reduction initiated in 2002.

The $9 million decrease in pension income was attributable to PPL Energy Supply's participation in PPL's primary domestic pension plan and the U.K. pension plans of WPD. As a result of weak capital markets during 2002, PPL's domestic and U.K. pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its expected return on assets assumption for its pension plans. In addition, declining fixed income security yield rates resulted in PPL decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL will record in 2003. Through March 31, 2003, PPL Energy Supply recorded approximately $10 million of pension income and will record approximately $30 million of additional pension income in 2003. Future levels of income or expense will depend on ongoing market conditions and results.

Depreciation

Depreciation increased by $8 million for the three months ended March 31, 2003, compared with the same period in 2002. This increase was primarily due to an increase of $11 million relating to WPD. Of that amount, $6 million relates to depreciation on the write-up to fair value of assets acquired in the acquisition, $3 million resulted from increased exchange rates, and the remaining $2 million reflects the increase in distribution assets. These increases were partially offset by a decrease of $2 million due to PPL Global's write-down of CEMAR resulting in decreased depreciation on these assets in 2003.

Write-down of International Energy Projects

See Note 7 to the Financial Statements for information on a $6 million charge in the three months ended March 31, 2002 to reflect an additional write-down of PPL Global's investment in CEMAR.

Other Income - net

See Note 10 to the Financial Statements for details of other income.

Interest Expense

Interest expense decreased by $9 million during the three months ended March 31, 2003, compared with the same period in 2002, because of the deconsolidation of CEMAR in 2002.

Income Taxes

Income taxes decreased by $36 million for the three months ended March 31, 2003, compared to the same period in 2002, as a result of lower pre-tax book income.

Change in Accounting Principle

PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. It requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in a cumulative effect of adoption that increased net income and equity by $63 million. See Note 13 to the Financial Statements for additional information.

PPL Energy Supply adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million. See Note 12 to the Financial Statements for additional information.

These items are reported as "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income.

During 2003, PPL Energy Supply also adopted:

  the fair value method of accounting for stock-based compensation under SFAS 123, "Accounting for Stock-Based Compensation,"
  SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities,"
  SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,"
  FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Recission of FASB Interpretation No. 34," and
  FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

See Notes 2, 8 and 15 to the Financial Statements for a discussion of these adoptions.

New Accounting Standards

See Note 15 to the Financial Statements for information on new accounting standards.

Financial Condition

Liquidity

At March 31, 2003, PPL Energy Supply had $102 million of cash and cash equivalents and $762 million of short-term debt. At December 31, 2002, PPL Energy Supply had $149 million in cash and cash equivalents and $928 million of short-term debt. The decrease in cash position was the net result of:

  $109 million in capital expenditures, and $305 million of distributions to parent; offset by the issuance of $223 million of commercial paper and $119 million of cash provided by operating activities.

Rating Agency Decisions - PPL Energy Supply

Standard & Poor's (S&P), Moody's Investor Services (Moody's) and Fitch Ratings (Fitch) recently reviewed the credit ratings on the debt of PPL Energy Supply. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to limit PPL Energy Supply's ability to fund its short-term liquidity needs through the issuance of commercial paper or borrowing under its revolving credit facilities. In addition, management does not expect these ratings decisions to impact PPL Energy Supply's ability to raise new long-term debt. These ratings decisions will have an immaterial impact on PPL Energy Supply's cost of maintaining its credit facilities and the cost of any new long-term debt.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to its securities.

S&P

In April 2003, S&P notified PPL Energy Supply that it has affirmed the 'BBB' corporate credit rating for PPL Energy Supply. S&P indicated that PPL Energy Supply remains on negative outlook.

S&P also affirmed the 'A-2' commercial paper rating of PPL Energy Supply.

S&P indicated that the negative outlook for PPL Energy Supply reflects its view of weak debt-protection measures due to low wholesale energy prices.

Moody's

In May 2003, Moody's downgraded the credit ratings on PPL Energy Supply's senior unsecured notes to 'Baa2' from 'Baa1'. This ratings decision concluded Moody's review for downgrade that it commenced in April 2003. The ratings outlook is stable for PPL Energy Supply.

PPL Energy Supply's short-term debt rating was not under review by Moody's, and that rating remains unchanged.

Moody's stated that its downgrade reflects its concerns about PPL Energy Supply's modest exposure to merchant generation risk, the continued weakness in the wholesale power market and the associated financial impact on PPL Energy Supply, and concerns regarding the amount of cash flow to be generated from PPL Energy Supply's non-regulated domestic operations and the free cash flow available from its regulated international assets. However, Moody's also indicated that the full requirements contract between PPL Electric and PPL Energy Supply, which previously was approved by the PUC and which extends through December 2009, provides a predictable stream of cash flows to PPL Energy Supply during such time period. Moody's also noted that PPL's management has already implemented a number of initiatives to strengthen the company's current credit quality and reduce its debt levels, such as a sizeable reduction in planned capital expenditures, the cancellation of projects under development, workforce reductions and write-downs of some non-core investments.

Fitch

Also in May 2003, Fitch notified PPL Energy Supply that it has:

  affirmed both the 'BBB+' rating of PPL Energy Supply's senior unsecured debt, and the 'F2' rating of its commercial paper; and
  placed PPL Energy Supply on negative outlook.

Fitch indicated that the change in outlook for PPL Energy Supply results from the increase during 2002 in its generation asset portfolio that is dependent on merchant generation, continued weakness in U.S. merchant energy markets and exposure to international distribution assets primarily in Latin America and the U.K. However, Fitch noted that PPL Energy Supply derives significant earnings and cash flow from long-term supply contracts, including the full requirements contract between PPL Electric and PPL Energy Supply, that on average account for about 70% of PPL Energy Supply's gross margin over the next five years.

Rating Agency Decisions - WPD

In February 2003, Moody's confirmed the ratings of WPDH Limited and WPD (South Wales) at 'Baa2' and 'Baa1,' and downgraded WPD LLP from 'Baa1' to 'Baa2' and SIUK Capital Trust I from 'Baa2' to 'Baa3.' The outlook on all ratings was stable. Also in January, S&P completed a review of WPD and affirmed its 'BBB+' long-term and 'A-2' short-term corporate credit ratings on WPD Holdings U.K. and related entities, WPD (South West) and WPD (South Wales). In March 2003, S&P assigned its 'BBB+' senior unsecured debt rating to the £200 million bonds issued by WPD (South West). At the same time the 'BBB+' and 'A-2' corporate credit ratings on SIUK PLC were withdrawn as a result of the acquisition of its debt by WPD LLP. S&P assigned its 'BBB+' long-term and 'A-2' short-term corporate credit ratings to WPD LLP in line with the ratings on the rest of the WPD group. S&P's outlook for the WPD group is negative. WPD's management does not expect the placement of WPD on negative outlook to limit its ability to fund its short-term liquidity needs or access new long-term debt or to impact the cost of any new long-term debt.

Planned Financing

Subject to market conditions, in May 2003, PPL Energy Supply plans to issue up to $350 million of debt or convertible debt, in either case pursuant to an offering exempt from the registration requirements of the Securities Act of 1933. If convertible debt is issued, PPL Energy Supply expects that it would be guaranteed by PPL and convertible into PPL's common stock. PPL Energy Supply expects to use the proceeds of this offering to repurchase its commercial paper and for general corporate purposes.

For additional information on PPL Energy Supply's liquidity, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk

As of March 31, 2003, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $196 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL Energy Supply also executes energy contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Energy Supply's trading contracts mature at various times through 2006. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts:

	Three Months Ended March 31,
	2003	2002

Fair value of contracts outstanding at the beginning of the period	$(6)	$0

Contracts realized or otherwise settled during the period	(1)	(3)

Fair value of new contracts at inception		(2)

Other changes in fair values	(9)	12

Fair value of contracts outstanding at the end of the period	$(16)	$7

During the three months ended March 31, 2003 and 2002, PPL Energy Supply reversed net gains of approximately $1 million and $3 million related to contracts entered into prior to January 1 of the previous year. This amount does not reflect intra-year contracts that were entered into and settled during the period.

"Other changes in fair values" represents changes in the market value of contracts outstanding at the end of the period.

As of March 31, 2003, the net unrealized loss on PPL Energy Supply's trading activities expected to be realized in earnings during the next three months is approximately $5 million.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at March 31, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1				$1

Prices provided by other external sources

Prices based on models and other valuation methods	(17)				(17)

Fair value of contracts outstanding at the end of the period	$(16)				$(16)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through February 2009.

The "Prices provided by other external sources" category includes PPL Energy Supply's forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available. The fair value of electricity positions recorded above use the midpoint of the bid/ask spreads obtained through OTC brokers. On average, OTC quotes for forwards and swaps of natural gas and power extend one and two years into the future.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. Additionally, this category includes "strip" transactions whose prices are obtained from external sources and then modeled to monthly prices as appropriate. This level of modeling has been increasingly required due to the illiquidity of the energy markets.

As of March 31, 2003, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $6 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations. PPL manages interest rate risk for PPL Energy Supply by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2003, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $3 million.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At March 31, 2003, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $105 million.

PPL utilizes various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At March 31, 2003, PPL Energy Supply had not entered into any such instruments.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in Latin America and Europe. In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk.

PPL holds contracts for the forward purchase of 26 million euros to pay for certain equipment in 2003. The estimated value of these forward purchases as of March 31, 2003, being the amount PPL would receive to terminate them, was $4 million.

PPL executed forward sale transactions, for £25 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of March 31, 2003, being the amount PPL would have to pay to terminate them, was $2 million.

To protect expected income in British pounds sterling, PPL entered into average rate options for £26 million. To protect expected income in Chilean pesos, PPL entered into average rate options for 4 billion Chilean pesos. The market value of these positions were insignificant at March 31, 2003.

WPDH Limited entered into cross-currency swaps totaling $1.3 billion to hedge the value of its U.S. dollar-denominated bonds. The estimated value of this position on March 31, 2003, being the amount PPL would receive to terminate them, was $31 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2003, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2003, a hypothetical 10% adverse movement in interest rates and a 10% decrease in equity prices would have resulted in an estimated $16 million reduction in the fair value of the trust assets.

PPL Electric's 1998 restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of certain increases in these costs. Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues are used to fund the trusts.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply or its subsidiaries in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 9 to the Financial Statements.

Acquisitions and Development

From time-to-time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At March 31, 2003, PPL Energy Supply subsidiaries had domestic generation projects under development which would provide 690 MW of additional generation. Subsequently, the Susquehanna Unit 2 steam turbine replacement was completed, which added up to 45 MW, representing PPL Energy Supply's 90% share, to its generation capacity.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss accruals and asset retirement obligations. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy, except for asset retirement obligations which is discussed below. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

Asset Retirement Obligations

In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

In determining asset retirement obligations, management must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in today's dollars, inflated to the anticipated retirement date and then discounted back to the date the asset retirement obligation was incurred. Changes in assumptions and estimates included within the calculations of asset retirement obligations could result in significantly different results than those identified and recorded in the financial statements.

PPL Energy Supply adopted SFAS 143 effective January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million. PPL Energy Supply's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability and the cumulative effect gain.

The following chart reflects the sensitivities associated with a change in these assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

	Change in Assumption	Impact on Cumulative Effect	Impact on ARO Liability

Retirement Cost	10/(10)%	$(10)/$10	$21/$(21)

Discount Rate	0.25/(0.25)%	$10/$(11)	$(22)/$25

Inflation Rate	0.25/(0.25)%	$(12)/$11	$25/$(22)

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, unless otherwise noted.

Results of Operations

The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three months ended March 31, 2003, to the comparable period in 2002.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Earnings

Net income increased by $9 million for the three months ended March 31, 2003, compared with the same period in 2002. The after-tax changes in earnings were primarily due to:

Three Months Ended March 31, 2003 vs. March 31, 2002
Higher delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	$15

Higher operating and maintenance costs	(5)

Higher interest expense (excluding transition bond interest expense)	(2)

Lower dividends on preferred securities	3

Other - net	(2)

$9

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following:

Three Months Ended March 31, 2003 vs. March 31, 2002
PPL Electric:

Electric delivery	$43

PLR electric generation supply	20

Other	(2)

$61

The increase in operating revenues from retail electric operations for the three months ended March 31, 2003, compared with the same period in 2002 was primarily due to higher delivery revenues resulting from increased sales volumes of 9.8%. Also contributing to the increase was a 5.7% growth in sales from providing electric generation supply as a PLR. Both the delivery and supply increases were impacted by colder winter weather for the three months ended March 31, 2003, compared with the same period in 2002.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. With the termination in February 2002 of a NUG contract, PPL Electric purchased less NUG energy in 2003 and therefore had less electricity to sell to PPL EnergyPlus.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $18 million for the three months ended March 31, 2003, compared with the same period in 2002. This increase reflects higher purchases under power supply contracts with PPL EnergyPlus needed to support a higher PLR load due to significantly colder weather. See Note 9 to the Financial Statements for a discussion of the power supply contracts.

Other Operation Expenses

Other operation expenses increased by $6 million for the three months ended March 31, 2003, compared with the same period in 2002. This increase was primarily due to a $5 million decrease in pension income. Also contributing to the increase were higher wages of approximately $2 million. These and other increases were partially offset by an estimated $4 million reduction in salaries and benefits as a result of the workforce reduction initiated in 2002.

The $5 million decrease in pension income was attributable to PPL Electric's participation in PPL's primary domestic pension plan. As a result of weak capital markets during 2002, PPL's domestic pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its expected return on assets assumption. In addition, declining fixed income security yield rates resulted in PPL's decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL will record in 2003. PPL Electric participates in PPL's primary domestic pension plan and is allocated approximately 46% of the obligations and costs of that plan. Through March 31, 2003, PPL Electric was allocated approximately $1 million of pension income and expects to be allocated an additional $3 million of pension income. Future levels of pension income or expense depend on ongoing market conditions and results.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $18 million for the three months ended March 31, 2003, compared with the same period in 2002. This increase was primarily due to $14 million of higher ITC amortization in 2003 as a result of higher billed ITC revenues. Billed ITC revenues were higher as a result of increased electricity delivery revenues. (ITC revenues are offset by interest expense on the transition bonds and the amortization of recoverable transition costs, resulting in minimal impact on earnings.)

Maintenance Expenses

Maintenance expenses increased by $3 million for the three months ended March 31, 2003, compared with the same period in 2002. This increase was primarily due to lower rent allocations to other PPL affiliates in 2003.

Income Taxes

Income taxes increased by $4 million for the three months ended March 31, 2003, compared to the same period in 2002, as a result of higher pre-tax book income.

Dividends and Distributions - Preferred Securities

Dividends and distributions on preferred securities decreased by $5 million during the three months ended March 31, 2003, compared with the same period in 2002, due to the retirement of preferred securities in 2002.

Change in Accounting Principle and New Accounting Standards

During 2003, PPL Electric adopted:

  the fair value method of accounting for stock-based compensation under SFAS 123, "Accounting for Stock-Based Compensation,"
  SFAS 143, "Accounting for Asset Retirement Obligations,"
  SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities,"
  SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,"
  FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Recission of FASB Interpretation No. 34," and
  FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

See Notes 2, 8, 13 and 15 to the Financial Statements for a discussion of these adoptions and information on new accounting standards pending adoption.

Financial Condition

Liquidity

At March 31, 2003, PPL Electric had $213 million of cash and cash equivalents and $136 million of short-term debt. At December 31, 2002, PPL Electric had $29 million of cash and cash equivalents and $15 million of short-term debt. The increase in cash position was the net result of:

  $46 million of cash provided by operating activities;
  the issuance of $121 million of commercial paper;
  the issuance of $90 million of long-term debt;
  the repayment of $90 million of notes receivable from affiliates; and
  a $75 million capital contribution from PPL; offset by
  the retirement of $178 million of long-term debt; and
  $54 million of capital expenditures.

Rating Agency Decisions

Standard & Poor's (S&P) and Moody's Investor Services (Moody's) recently reviewed the credit ratings on the debt and preferred securities of PPL Electric. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to limit PPL Electric's ability to fund its short-term liquidity needs through the issuance of commercial paper or borrowing under its revolving credit facilities. In addition, management does not expect these ratings decisions to impact PPL Electric's ability to raise new long-term debt. These ratings decisions will have an immaterial impact on PPL Electric's cost of maintaining its credit facilities and the cost of any new long-term debt.

The ratings of S&P and Moody's are not a recommendation to buy, sell or hold any securities of PPL Electric. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to its securities.

S&P

In April 2003, S&P notified PPL Electric that it has affirmed 'A-' ratings on PPL Electric's first mortgage bonds and senior secured bonds, and placed PPL Electric on negative outlook.

S&P also affirmed the 'A-2' commercial paper rating of PPL Electric.

Moody's

In May 2003, Moody's downgraded the credit ratings on PPL Electric's first mortgage bonds and senior secured bonds to 'Baa1' from 'A3'.

These ratings decisions concluded Moody's review for downgrade that it commenced in April 2003. The ratings outlook is stable for PPL Electric.

PPL Electric's short-term debt rating was not under review by Moody's, and that rating remains unchanged.

For additional information on PPL Electric's liquidity, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2002 through 2009. See Note 9 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At March 31, 2003, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At March 31, 2003, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $51 million.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric or its subsidiaries in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 9 to the Financial Statements.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: pension and other postretirement benefits and loss accruals. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL MONTANA, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the results of operations and financial condition of PPL Montana is abbreviated because PPL Montana meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q. This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary.

Results of Operations

The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three months ended March 31, 2003, to the comparable period in 2002.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Earnings

Net income increased by $6 million for the three months ended March 31, 2003, compared with the same period in 2002. This increase was primarily due to higher wholesale prices in the western U.S.

Operating Revenues

Operating revenues increased by $23 million for the three months ended March 31, 2003, compared with the same period in 2002. The increase was primarily due to an increase in wholesale energy prices from the prices experienced in 2002. The increase in power prices resulted in an increase in revenues of $16 million and an increase in volume sold resulted in an increase in revenues of $7 million.

Operating Expenses

Operating expenses increased by $13 million during the three months ended March 31, 2003, compared with the same period in 2002. Operating expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. The increase was primarily due to a $14 million increase in energy purchases, related to an increase in power costs in the western U.S. The increase in power prices resulted in a $7 million increase in energy purchases and an increase in volumes purchased resulted in an increase in energy purchases of $7 million.

Generation decreased by 11 million kWh during the three months ended March 31, 2003, compared to the same period in 2002. This decrease was primarily the result of lower hydroelectric generation caused by lower water flows in the first quarter of 2003.

New Accounting Standards

See Note 15 to the Financial Statements for information on new accounting standards adopted in 2003 or pending adoption.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk

As of March 31, 2003, PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $73 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Montana's unsold generation would be improved. Because PPL Montana's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices.

PPL Montana also executes energy contracts to take advantage of market opportunities. As a result, PPL Montana may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Montana's trading contracts mature at various times through 2003. PPL Montana's net fair market value of trading contracts as of March 31, 2003 was insignificant.

As of March 31, 2003, the net unrealized gain on PPL Montana's trading activities expected to be realized in earnings during the next three months is insignificant.

PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by an insignificant amount at March 31, 2003 and December 31, 2002.

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL Montana may utilize various financial derivative products and risk management techniques to adjust the mix of fixed and floating-rate interest rates in its debt portfolio and thereby reduce its exposure to adverse interest rate movements. PPL Montana had $16 million in borrowings outstanding as of March 31, 2003, and its interest rate risk was not significant.

Application of Critical Accounting Policies

PPL Montana's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Montana, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, leasing and loss accruals. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management - Energy Marketing & Trading and Other" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of May 2, 2003, have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

(b)	Change in internal controls.

The registrants' principal executive officers and principal financial officers have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 2, 2003, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrants' internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	Item 3 "Legal Proceedings" in PPL's, PPL Energy Supply's, PPL Electric's and PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002; and

•	Note 8 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	*10(a) -	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)
	12(a) -	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Computation of Ratio of Earnings to Fixed Charges for the following companies:
	12(b) -	PPL Energy Supply, LLC and Subsidiaries
	12(c) -	PPL Electric Utilities Corporation and Subsidiaries
	12(d) -	PPL Montana, LLC and Subsidiaries
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2003, furnished by the following officers for the following companies:
	99(a) -	William F. Hecht for PPL Corporation
	99(b) -	John R. Biggar for PPL Corporation
	99(c) -	William F. Hecht for PPL Energy Supply, LLC
	99(d) -	James E. Abel for PPL Energy Supply, LLC
	99(e) -	Michael E. Bray for PPL Electric Utilities Corporation
	99(f) -	James E. Abel for PPL Electric Utilities Corporation
	99(g) -	James H. Miller for PPL Montana, LLC
	99(h) -	James E. Abel for PPL Montana, LLC

* Previously filed

(b)	Reports on Form 8-K

Report dated January 22, 2003 - PPL
	Item 9.	Regulation FD Disclosure
Reported results for the year ended 2002 and the earnings forecast for 2003.
	Item 7.	Financial Statements and Exhibits
Press release regarding PPL's results for the year ended 2002 and earnings forecast for 2003.

Report dated January 29, 2003 - PPL Electric
	Item 9.	Regulation FD Disclosure
In connection with a proposed refinancing of currently outstanding tax-exempt pollution control revenue refunding bonds, PPL Electric disclosed net income for the year ended December 31, 2002.

Report dated March 31, 2003 - PPL
	Item 5.	Other Events

Announced a new Sales Agency Agreement with Salomon Smith Barney Inc. relating to the proposed issuance and sale from time to time of up to $75 million of PPL's common stock, par value $0.01 per share.

	Item 7.	Financial Statements and Exhibits
Sales Agency Agreement between PPL and Salomon Smith Barney Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

PPL Montana, LLC
(Registrant)

Date: May 13, 2003	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Joseph J. McCabe
Joseph J. McCabe
Vice President and Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)

/s/ Charles S. Baker
Charles S. Baker
Controller
(PPL Montana, LLC)
(principal accounting officer)

CERTIFICATION

I, WILLIAM F. HECHT, the principal executive officer of PPL Corporation (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ William F. Hecht
William F. Hecht Chairman, President and Chief Executive Officer PPL Corporation

CERTIFICATION

I, JOHN R. BIGGAR, the principal financial officer of PPL Corporation (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ John R. Biggar
John R. Biggar Executive Vice President and Chief Financial Officer PPL Corporation

CERTIFICATION

I, WILLIAM F. HECHT, the principal executive officer of PPL Energy Supply, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ William F. Hecht
William F. Hecht President PPL Energy Supply, LLC

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Energy Supply, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ James E. Abel
James E. Abel Treasurer PPL Energy Supply, LLC

CERTIFICATION

I, MICHAEL E. BRAY, the principal executive officer of PPL Electric Utilities Corporation (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ Michael E. Bray
Michael E. Bray President PPL Electric Utilities Corporation

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Electric Utilities Corporation (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ James E. Abel
James E. Abel Treasurer PPL Electric Utilities Corporation

CERTIFICATION

I, JAMES H. MILLER, the principal executive officer of PPL Montana, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ James H. Miller
James H. Miller President PPL Montana, LLC

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Montana, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ James E. Abel
James E. Abel Treasurer PPL Montana, LLC