Form 10-Q
period 2003-09-30
PPL ENERGY SUPPLY LLC; PPL CORP; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2003-11-10
CIK 1161976, 922224, 1127712, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 237-6900	54-1928759

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
PPL Montana, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 177,326,521 shares outstanding at October 31, 2003, excluding 31,019,352 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at October 31, 2003, excluding 79,270,519 shares held as treasury stock

PPL Montana, LLC	PPL Corporation indirectly holds all of the member interests in PPL Montana, LLC.

PPL Montana, LLC meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

This document is available free of charge at the Investor Center on PPL's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Emel - Empresas Emel S.A., a Chilean electric distribution holding company of which PPL Global has majority ownership.

EMF - electric and magnetic fields.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

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

Hyder - Hyder Limited, which was acquired by WPDL and was the previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

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

PEPS Units (Premium Equity Participating Security Units, or PEPSSM Units) - securities issued by PPL Capital Funding Trust I, consisting of a Preferred Security and a forward contract to purchase PPL common stock.

PEPS Units, Series B(Premium Equity Participating Security Units, or PEPSSM Units, Series B) - securities expected to be issued by PPL and PPL Capital Funding in connection with the proposed PEPS Units exchange offer which will consist of (i) an undivided interest in a debt security to be issued by PPL Capital Funding and guaranteed by PPL, and (ii) a forward contract to purchase PPL common stock.

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

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply, which acquires and develops domestic generation projects and acquires and holds international energy projects that are primarily focused on the distribution of electricity.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL Energy Funding, which delivers high band-width telecommunication services in the Northeast corridor from Washington, D.C. to New York City and to six metropolitan areas in Central and Eastern Pennsylvania.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a wholly-owned subsidiary of PPL Electric that was formed to issue transition bonds under the Customer Choice Act.

Preferred Securities - company-obligated mandatorily redeemable preferred securities issued by PPL Capital Funding Trust I, holding solely debentures of PPL Capital Funding, and by SIUK Capital Trust I, holding solely debentures of WPD LLP.

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

SIUK Capital Trust I - a business trust created to issue preferred securities, whose common securities are held by WPD LLP.

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

WPD LLP - Western Power Distribution LLP, a wholly-owned subsidiary of WPDH Limited.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly-owned subsidiary of PPL Global. WPDH Limited owns WPD LLP, which owns WPD (South West) and WPD (South Wales).

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
  receipt of necessary governmental permits, approvals and rate relief;
  impact of state or federal investigations applicable to PPL and its subsidiaries and the energy industry;
  the outcome of litigation against PPL and its subsidiaries;
  capital market conditions and decisions regarding capital structure;
  stock price performance;
  the market prices of equity securities and resultant cash funding requirements for defined benefit pension plans;
  securities and credit ratings;
  state and federal regulatory developments;
  foreign exchange rates;
  new state or federal legislation;
  national or regional economic conditions, including any potential effects arising from the September 11, 2001 terrorist attacks in the U.S., the situation in Iraq and any consequential hostilities or other hostilities; and
  the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating Revenues
Utility	$897	$935	$2,778	$2,774
Unregulated retail electric and gas	32	45	117	136
Wholesale energy marketing	406	378	1,007	792
Net energy trading margins	2	(3)	9	13
Energy related businesses	119	137	370	430

Total	1,456	1,492	4,281	4,145

Operating Expenses
Operation
Fuel	142	161	476	435
Energy purchases	308	298	861	710
Other	208	220	645	608
Amortization of recoverable transition costs	66	62	193	165
Maintenance	79	73	240	223
Depreciation	99	92	287	269
Taxes, other than income	64	54	189	172
Energy related businesses	119	137	375	416
Other charges
Write-down of international energy projects				100
Workforce reduction	9	1	9	75

Total	1,094	1,098	3,275	3,173

Operating Income	362	394	1,006	972
Other Income - net	15	11	46	22
Interest Expense	119	168	355	430

Income Before Income Taxes and Minority Interest	258	237	697	564
Income Taxes	82	79	200	194
Minority Interest	3	20	5	76

Income Before Cumulative Effect of a Change in Accounting Principle	173	138	492	294
Cumulative Effect of a Change in Accounting Principle (net of income taxes)			63	(150)

Income Before Dividends and Distributions on Preferred Securities	173	138	555	144
Dividends and Distributions - Preferred Securities	2	16	29	52

Net Income	$171	$122	$526	$92

Earnings Per Share of Common Stock
Net income - before cumulative effect of change in accounting principle:
Basic	$0.97	$0.81	$2.71	$1.63
Diluted	0.97	0.80	2.70	1.63
Net income:
Basic	$0.97	$0.81	$3.07	$0.62
Diluted	0.97	0.80	3.06	0.62
Dividends Declared per Share of Common Stock	$0.385	$0.36	$1.16	$1.08

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2003	2002

Net Cash Provided by Operating Activities	$1,016	$427

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(517)	(360)
Investment in generating assets and electric energy projects		(261)
Acquisition of controlling interest in WPD, net of cash acquired		(211)
Other investing activities - net	32	(26)

Net cash used in investing activities	(485)	(858)

Cash Flows From Financing Activities
Issuance of long-term debt	989
Issuance of common stock	424	539
Retirement of long-term debt	(467)	(449)
Retirement of company-obligated mandatorily redeemable preferred securities		(250)
Retirement of preferred stock	(14)
Payment of common and preferred dividends	(217)	(197)
Net increase (decrease) in short-term debt	(873)	213
Other financing activities - net	(31)	(19)

Net cash used in financing activities	(189)	(163)

Net Increase (Decrease) In Cash and Cash Equivalents	342	(594)
Cash and Cash Equivalents at Beginning of Period	245	933

Cash and Cash Equivalents at End of Period	$587	$339

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$587	$245
Accounts receivable (less reserve: 2003, $111; 2002, $112)	519	610
Unbilled revenues	275	281
Fuel, materials and supplies - at average cost	255	242
Prepayments	130	122
Deferred income taxes	99	99
Price risk management assets	70	103
Other	134	135

	2,069	1,837

Investments
Investment in unconsolidated affiliates - at equity	221	234
Investment in unconsolidated affiliates - at cost	108	107
Nuclear plant decommissioning trust fund	330	287
Other	29	28

	688	656

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,832	5,603
Generation	2,802	2,679
General	492	479

	9,126	8,761
Construction work in progress	147	223
Nuclear fuel	117	129

Electric plant	9,390	9,113
Gas and oil plant	204	201
Other property	261	252

	9,855	9,566

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,754	1,946
Goodwill and other intangibles	646	663
Other	922	879

	3,322	3,488

	$15,934	$15,547

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2003	December 31, 2002
Liabilities and Equity

Current Liabilities
Short-term debt	$79	$943
Long-term debt	333	366
Accounts payable	404	452
Above market NUG contracts	74	75
Taxes	324	193
Interest	109	101
Dividends	69	66
Price risk management liabilities	66	110
Other	314	307

	1,772	2,613

Long-term Debt	7,130	5,901

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,400	2,371
Above market NUG contracts	297	352
Other	1,277	1,307

	3,974	4,030

Commitments and Contingent Liabilities

Minority Interest	35	36

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures (Note 15)		661

Preferred Stock
With sinking fund requirements (Note 15)		31
Without sinking fund requirements	51	51

	51	82

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	2,968	2,539
Treasury stock	(837)	(836)
Earnings reinvested	1,339	1,013
Accumulated other comprehensive loss	(438)	(446)
Capital stock expense and other	(62)	(48)

	2,972	2,224

	$15,934	$15,547

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues
Wholesale energy marketing	$406	$378	$1,007	$792
Wholesale energy marketing to affiliates	374	373	1,090	1,081
Utility	218	251	695	755
Unregulated retail electric and gas	32	45	117	136
Net energy trading margins	2	(3)	9	13
Energy related businesses	115	134	361	424

Total	1,147	1,178	3,279	3,201

Operating Expenses
Operation
Fuel	143	155	417	376
Energy purchases	255	244	703	552
Energy purchases from affiliates	39	43	122	129
Other operation and maintenance	191	209	638	597
Depreciation	70	67	203	194
Taxes, other than income	22	20	65	59
Energy related businesses	111	129	358	402
Other charges
Write-down of international energy projects				100
Workforce reduction		1		41

Total	831	868	2,506	2,450

Operating Income	316	310	773	751

Other Income - net	17	11	59	32

Interest Expense	46	68	148	170

Income Before Income Taxes and Minority Interest	287	253	684	613

Income Taxes	93	90	199	236

Minority Interest	3	20	5	76

Income Before Cumulative Effect of a Change in Accounting Principle	191	143	480	301

Cumulative Effect of a Change in Accounting Principle (net of income taxes)			63	(150)

Income Before Distributions on Preferred Securities	191	143	543	151

Distributions - Preferred Securities	1	2	5	6

Net Income	$190	$141	$538	$145

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2003	2002

Net Cash Provided by Operating Activities	$644	$330

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(322)	(206)
Investment in generating assets and electric energy projects		(261)
Acquisition of controlling interest in WPD, net of cash acquired		(211)
Net decrease in notes receivable from affiliates	597	76
Other investing activities - net	45	(21)

Net cash provided by (used in) investing activities	320	(623)

Cash Flows From Financing Activities
Issuance of long-term debt	799	1
Contributions from Member	261	158
Retirement of long-term debt	(56)	(11)
Distributions to Member	(909)	(667)
Net increase (decrease) in short-term debt	(858)	208
Other financing activities - net	(11)	(3)

Net cash used in financing activities	(774)	(314)

Net Increase (Decrease) In Cash and Cash Equivalents	190	(607)
Cash and Cash Equivalents at Beginning of Period	149	815

Cash and Cash Equivalents at End of Period	$339	$208

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$339	$149
Accounts receivable (less reserve: 2003, $85; 2002, $88)	310	375
Unbilled revenues	175	165
Accounts receivable from affiliates	185	11
Notes receivable from affiliates	58	655
Fuel, materials and supplies - at average cost	199	200
Price risk management assets	63	93
Other	140	177

	1,469	1,825

Investments
Investment in unconsolidated affiliates - at equity	221	234
Investment in unconsolidated affiliates - at cost	108	107
Nuclear plant decommissioning trust fund	330	287
Other	5	10

	664	638

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,535	3,390
Generation	2,802	2,679
General	266	279

	6,603	6,348
Construction work in progress	113	176
Nuclear fuel	117	129

Electric plant	6,833	6,653
Gas and oil plant	22	23
Other property	207	213

	7,062	6,889

Other Noncurrent Assets
Goodwill and other intangibles	458	489
Other	549	495

	1,007	984

	$10,202	$10,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2003	December 31, 2002
Liabilities and Equity

Current Liabilities
Short-term debt	$79	$928
Long-term debt	5	6
Accounts payable	341	382
Accounts payable to affiliates	39	76
Above market NUG contracts	74	75
Taxes	271	114
Interest	66	55
Collateral on PLR energy supply to affiliate	45
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	56	96
Other	203	216

	1,191	1,960

Long-term Debt	3,046	2,225

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,107	1,028
Above market NUG contracts	297	352
Deferred revenue on PLR energy supply to affiliate	60	69
Other	1,054	1,073

	2,518	2,522

Commitments and Contingent Liabilities

Minority Interest	35	36

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures (Note 15)		86

Member's Equity	3,412	3,507

	$10,202	$10,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues
Retail electric	$658	$665	$1,957	$1,914
Wholesale electric	7	7	22	21
Wholesale electric to affiliate	39	40	115	122
Energy related businesses		3		6

Total	704	715	2,094	2,063

Operating Expenses
Operation
Energy purchases	54	54	158	158
Energy purchases from affiliate	368	371	1,082	1,078
Other	70	68	199	184
Amortization of recoverable transition costs	66	62	193	165
Maintenance	29	16	61	43
Depreciation	26	23	76	69
Taxes, other than income	41	32	122	111
Energy related businesses		2		6
Workforce reduction	9		9	33

Total	663	628	1,900	1,847

Operating Income	41	87	194	216

Other Income - net	1	6	5	13

Interest Expense	52	52	161	161

Income (Loss) Before Income Taxes	(10)	41	38	68

Income Taxes (Benefit)	(5)	13	12	17

Income (Loss) Before Dividends and Distributions on Preferred Securities	(5)	28	26	51

Dividends and Distributions - Preferred Securities	1	4	3	15

Net Income (Loss)	$(6)	$24	$23	$36

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2003	2002

Net Cash Provided by Operating Activities	$415	$180

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(174)	(148)
Net decrease in notes receivable from affiliates	90	260
Other investing activities - net	3	12

Net cash provided by (used in) investing activities	(81)	124

Cash Flows From Financing Activities
Issuance of long-term debt	190
Contribution from parent	75	240
Retirement of long-term debt	(351)	(228)
Retirement of company-obligated mandatorily redeemable preferred securities		(250)
Retirement of preferred stock	(14)
Payment of common and preferred dividends	(32)	(67)
Net decrease in short-term debt	(15)
Other financing activities - net	(8)

Net cash used in financing activities	(155)	(305)

Net Increase (Decrease) in Cash and Cash Equivalents	179	(1)
Cash and Cash Equivalents at Beginning of Period	29	79

Cash and Cash Equivalents at End of Period	$208	$78

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$208	$29
Accounts receivable (less reserve: 2003, $24; 2002, $23)	190	216
Unbilled revenues	98	113
Accounts receivable from affiliates	37	44
Notes receivable from affiliates		90
Income tax receivable	35	35
Prepayments	82	51
Prepayment on PLR energy supply from affiliate	12	12
Deferred income taxes	45	43
Collateral on PLR energy supply from affiliate	45
Other	50	36

	802	669

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,297	2,214
General	220	192

	2,517	2,406
Construction work in progress	32	46

Electric plant	2,549	2,452
Other property	4	4

	2,553	2,456

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,754	1,946
Intangibles	117	118
Prepayment on PLR energy supply from affiliate	60	69
Other	325	325

	2,256	2,458

	$5,611	$5,583

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2003	December 31, 2002
Liabilities and Equity

Current Liabilities
Short-term debt		$15
Long-term debt	$303	274
Accounts payable	38	42
Accounts payable to affiliates	171	24
Taxes	77	96
Interest	18	34
Other	83	63

	690	548

Long-term Debt	2,729	2,901

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	791	780
Other	134	125

	925	905

Commitments and Contingent Liabilities

Preferred Stock
With sinking fund requirements (Note 15)		31
Without sinking fund requirements	51	51

	51	82

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	357	282
Treasury stock	(912)	(912)
Earnings reinvested	302	308
Capital stock expense and other	(7)	(7)

	1,216	1,147

	$5,611	$5,583

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues
Wholesale energy marketing	$66	$58	$212	$164
Wholesale energy marketing to affiliate	16	21	47	51
Net energy trading margins				(1)
Other	2	1	3	2

Total	84	80	262	216

Operating Expenses
Operation
Fuel	10	10	26	24
Energy purchases	15	11	52	33
Other operation and maintenance	22	23	70	77
Transmission	2	2	8	5
Depreciation	2	3	8	8
Taxes, other than income	5	4	13	12

Total	56	53	177	159

Operating Income	28	27	85	57

Other Income - net		(1)

Interest Expense	2	2	4	5

Income Before Income Taxes	26	24	81	52

Income Taxes	10	10	32	21

Net Income	$16	$14	$49	$31

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2003	2002

Net Cash Provided by Operating Activities	$48	$9

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(16)	(12)

Net cash used in investing activities	(16)	(12)

Cash Flows From Financing Activities
Net repayments under revolving line of credit	(26)	(9)
Distribution to Member	(5)

Net cash used in financing activities	(31)	(9)

Net Increase (Decrease) in Cash and Cash Equivalents	1	(12)
Cash and Cash Equivalents at Beginning of Period	1	24

Cash and Cash Equivalents at End of Period	$2	$12

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$2	$1
Accounts receivable (less reserve: 2003, $47; 2002, $47)	11	26
Accounts receivable from joint owners	5	8
Accounts receivable from Member		2
Fuel, materials and supplies - at average cost	6	6
Price risk management assets	14	12
Deferred income taxes	18	17
Prepayments and other	6	4

	62	76

Noncurrent Assets
Property, plant and equipment - net	441	433
Deferred income taxes	2	12
Other	143	122

	586	567

	$648	$643

Liabilities and Equity

Current Liabilities
Accounts payable	$19	$31
Accounts payable to affiliates	8	1
Accounts payable to Member	2
Revolving line of credit with affiliate		26
Accrued expenses	18	17
Price risk management liabilities	7	12
Wholesale energy commitments	3	2

	57	89

Noncurrent Liabilities
Employee benefit obligations	21	27
Wholesale energy commitments	60	62
Other	31	31

	112	120

Commitments and Contingent Liabilities

Member's Equity	479	434

	$648	$643

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

  Interim Financial Statements

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2002 is derived from each Registrant's 2002 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

  Certain amounts in the September 30, 2002 and December 31, 2002 financial statements have been reclassified to conform to the presentation in the September 30, 2003 financial statements.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

  Stock-Based Compensation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL grants stock options, restricted stock, restricted stock units and stock units to employees and directors under several stock-based compensation plans. SFAS 123, "Accounting for Stock-Based Compensation," encourages entities to record compensation expense for stock-based compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value method under SFAS 123 is indicated therein as the preferable method of accounting for stock-based compensation, as it provides a consistent basis of accounting for all stock-based awards, thereby facilitating a better measure of compensation cost and improved financial reporting.

  Prior to 2003, PPL accounted for stock-based compensation in accordance with APB Opinion No. 25, as permitted by SFAS 123. Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." See Note 15 for further discussion of SFAS 148. The prospective method of transition requires PPL and its subsidiaries to use the fair value method under SFAS 123 for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. Thus, all awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of APB Opinion No. 25, to the extent such awards are not modified or settled. Stock-based compensation is included in "Other operation" expense on PPL's Statement of Income.

  Use of the fair value method prescribed by SFAS 123 requires PPL and its subsidiaries to recognize compensation expense for stock options issued. Fair value for the stock options is determined using the Black-Scholes options pricing model.

  Prior to January 1, 2003, PPL and its subsidiaries were not required to recognize compensation expense for stock options issued under the intrinsic value method of APB Opinion No. 25, since PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant. For stock options granted on or after January 1, 2003, stock option expense for PPL was approximately $1 million and $2 million for the three and nine months ended September 30, 2003. As currently structured, awards of restricted stock, restricted stock units and stock units result in the same amount of compensation expense under the fair value method of SFAS 123 as they would under the intrinsic value method of APB Opinion No. 25.

  (PPL and PPL Energy Supply)

  The following tables illustrate the pro forma effect on net income and EPS as if the fair value method had been used to account for all outstanding stock-based compensation awards in the periods shown:

PPL	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income

Net Income - as reported	$171	$122	$526	$92

Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1	4	3

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	2	2	6	6

Pro forma Net Income	$170	$121	$524	$89

EPS

Basic - as reported	$0.97	$0.81	$3.07	$0.62

Basic - pro forma	$0.97	$0.80	$3.05	$0.60

Diluted - as reported	$0.97	$0.80	$3.06	$0.62

Diluted - pro forma	$0.96	$0.80	$3.04	$0.60

PPL Energy Supply	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income

Net Income - as reported	$190	$141	$538	$145

Add: Stock-based employee compensation expense included in reported net income, net of tax	1		2	2

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	1	1	4	4

Pro forma Net Income	$190	$140	$536	$143

  (PPL Electric and PPL Montana)

  Stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant under both the intrinsic value and fair value methods for the three and nine months ended September 30, 2003.

  Other

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 13 for a discussion of the accounting for asset retirement obligations, and Note 15 for a discussion of other new accounting standards.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  See the "Segment and Related Information" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of reportable segments.

  Financial data for the segments are as follows:

  (PPL)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income Statement Data

Revenues from external customers

Supply	$538	$530	$1,436	$1,283

International	239	275	761	836

Delivery	679	687	2,084	2,026

	1,456	1,492	4,281	4,145

Intersegment revenues

Supply	374	373	1,090	1,081

Delivery	39	40	115	122

Net Income

Supply (a)	160	112	401	286

International (b)	19	(12)	96	(234)

Delivery	(8)	22	29	40

	$171	$122	$526	$92

(a)	The nine months ended September 30, 2003 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in January 2003. See Note 13 for additional information.
(b)

  The nine months ended September 30, 2002 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 12 for additional information. The International segment also includes the write-downs of the CEMAR investment recorded in March and June 2002 described in Note 7.

	September 30, 2003	December 31, 2002
Balance Sheet Data

Total assets

Supply	$5,303	$4,907

International	4,877	4,773

Delivery	5,754	5,867

	$15,934	$15,547

  (PPL Energy Supply)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income Statement Data

Revenues from external customers

Supply	$908	$903	$2,518	$2,365

International	239	275	761	836

	1,147	1,178	3,279	3,201

Net Income

Supply (a)	171	153	442	379

International (b)	19	(12)	96	(234)

	$190	$141	$538	$145

(a)	The nine months ended September 30, 2003 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in January 2003. See Note 13 for additional information.
(b)

  The nine months ended September 30, 2002 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 12 for additional information. The International segment also includes the write-downs of the CEMAR investment recorded in March and June 2002 described in Note 7.

	September 30, 2003	December 31, 2002
Balance Sheet Data

Total assets

Supply	$5,325	$5,563

International	4,877	4,773

	$10,202	$10,336

  Earnings Per Share

  (PPL)

  Basic EPS is calculated by dividing "Net Income" on the Statement of Income by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated similarly, except that weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans,
•	stock units representing common stock granted under the directors compensation programs,
•	common stock purchase contracts that are a component of the PEPS units, and
•	convertible senior notes.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income (Numerator)

Net Income - before cumulative effect of a change in accounting principle (a)	$171	$122	$463	$242

Cumulative effect of a change in accounting principle (net of tax)			63	(150)

Net Income	$171	$122	$526	$92

Shares (Denominator)

Shares for Basic EPS	176,397	151,565	171,577	148,758

Add: Incremental shares:
Stock options and other share-based awards	654	282	604	326

Shares for Diluted EPS	177,051	151,847	172,181	149,084

Basic EPS

Net Income - before cumulative effect of a change in accounting principle	$0.97	$0.81	$2.71	$1.63

Cumulative effect of a change in accounting principle (net of tax)			0.36	(1.01)

Net Income	$0.97	$0.81	$3.07	$0.62

Diluted EPS

Net Income - before cumulative effect of a change in accounting principle	$0.97	$0.80	$2.70	$1.63

Cumulative effect of a change in accounting principle (net of tax)			0.36	(1.01)

Net Income	$0.97	$0.80	$3.06	$0.62

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The purchase contracts will only be dilutive if the average price of PPL's common stock exceeds a threshold appreciation price, which is adjusted for cash distributions on PPL common stock. The appreciation price was initially set at $65.03 and has subsequently been adjusted to $63.94 as of September 30, 2003 based on dividends paid on PPL's common stock since issuance. Since the average price has not exceeded the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes can be converted into shares of PPL common stock, at an initial conversion rate of 20.1106 shares per $1,000 principal amount of notes, subject to adjustment if:

•	during any fiscal quarter starting after June 30, 2003, the market price of PPL's common stock trades at or above $59.67 per share over a certain period during the preceding fiscal quarter;
•	PPL calls the debt for redemption;
•	the holder exercises its right to put the debt on any five-year anniversary of the offering;
•	the long-term credit rating assigned to the notes by Moody's and Standard & Poor's falls below Ba2 and BB or the notes are not rated; or
•	certain specified corporate transactions occur, e.g., change in control and certain distributions to the holders of PPL common stock.

  As none of these events has occurred, the convertible senior notes were excluded from the diluted EPS calculations.

  The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS, because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of Shares)	2003	2002	2003	2002

Antidilutive stock options	1,673	1,716	1,687	1,158

  Comprehensive Income

  (PPL, PPL Energy Supply and PPL Montana)

  The following tables show the after-tax components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

PPL

Net Income	$171	$122	$526	$92

Other comprehensive income:

Foreign currency translation adjustments	(5)	(11)	12	133

Unrealized gain (loss) on available-for-sale securities	(2)	(1)	7	(3)

Unrealized gain (loss) on qualifying derivatives	(25)	5	(11)	(6)

Total other comprehensive income (loss)	(32)	(7)	8	124

Comprehensive Income	$139	$115	$534	$216

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

PPL Energy Supply

Net Income	$190	$141	$538	$145

Other comprehensive income:

Foreign currency translation adjustments	(5)	(11)	12	133

Unrealized gain (loss) on available-for-sale securities	(3)		5

Unrealized gain (loss) on qualifying derivatives	(29)	10	(5)	(4)

Total other comprehensive income (loss)	(37)	(1)	12	129

Comprehensive Income	$153	$140	$550	$274

PPL Montana

Net Income	$16	$14	$49	$31

Other comprehensive income:

Unrealized gain (loss) on qualifying derivatives	8	(5)	1	(18)

Comprehensive Income	$24	$9	$50	$13

  (PPL Electric)

  PPL Electric's net income approximates comprehensive income.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In June 2003, PPL Energy Supply's $300 million, 364-day credit facility and PPL Electric's $400 million, 364-day credit facility expired. PPL Energy Supply replaced its facility with a $300 million, three-year credit facility maturing in June 2006. PPL Electric replaced its facility with a $200 million, 364-day facility maturing in June 2004 and a $100 million three-year credit facility maturing in June 2006. At September 30, 2003, no cash borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders to issue letters of credit under their respective facilities. At September 30, 2003, PPL Electric had $42 million of letters of credit outstanding under its $100 million, three-year facility, and PPL Energy Supply had $78 million of letters of credit outstanding under its existing $500 million, three-year facility.

  (PPL and PPL Energy Supply)

  At September 30, 2003, WPD (South West) had no outstanding borrowings under either its £100 million 364-day credit facility maturing in October 2003 or its £150 million five-year credit facility maturing in October 2007. In October 2003, WPD (South West) replaced its expiring facility with a new £100 million 364-day credit facility maturing in October 2004 and extended its £150 million five-year credit facility to October 2008. At September 30, 2003, WPD (South West) had uncommitted credit line borrowings of £9 million ($15 million based on current exchange rates) in separate agreements with lender banks.

  WPD (South West) maintained a £250 million bridge facility, that expired in April 2003, to meet short-term liquidity. This bridge facility was paid down with the proceeds from the issuance of long-term bonds and borrowings under another credit facility. The long-term bond issuance is discussed in more detail under "Financing Activities."

  (PPL Montana)

  At September 30, 2003, PPL Montana had no outstanding borrowings under its credit facility with another PPL Energy Supply subsidiary.

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

  In September 2003, PPL filed a Form S-4 registration statement with the SEC relating to an offer to exchange up to $573 million aggregate stated amount of its currently outstanding PEPS Units for up to $573 million aggregate stated amount of its PEPS Units, Series B, plus a cash payment of $0.375 for each validly tendered and accepted outstanding PEPS Unit. PPL is seeking to conduct the exchange offer to reduce its future interest expense. The registration statement is not yet effective and the exchange offer has not been commenced.

  During the nine months ended September 30, 2003, PPL issued $424 million of common stock, including $109 million through its Structured Equity Shelf Program and $270 million through a public offering in May 2003. In this public offering, PPL issued 7.1 million shares of common stock for $38.25 per share. PPL received net proceeds of approximately $261 million, which were used to repurchase commercial paper of PPL Energy Supply and for general corporate purposes.

  (PPL and PPL Energy Supply)

  In March 2003, WPD (South West) issued £200 million of 5.875% bonds due 2027. The proceeds from this issuance were used to repay £200 million of borrowings under its bridge facility. Additionally, in May 2003, WPD (South West) issued an additional £50 million of 5.875% bonds due 2027. WPD (South West) used the proceeds from this issuance to pay down short-term borrowings. The issuance of this long-term debt resulted in an $11 million write-off of unamortized swap restructuring costs in the second quarter of 2003.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023, which are guaranteed by PPL and convertible into PPL common stock. The convertible notes were sold in a Rule 144A private offering to qualified institutional buyers, and PPL Energy Supply and PPL subsequently registered the resale of the notes with the SEC for the benefit of the holders. See Note 4 for additional information on the convertibility features of the notes. PPL Energy Supply used the proceeds from the private offering of the convertible notes to repurchase commercial paper and for general corporate purposes.

  During the nine months ended September 30, 2003, WPD retired $53 million of 7.375% unsecured bonds due 2028, of which $3 million was retired in the third quarter of 2003.

  At September 30, 2003, PPL Energy Supply had no commercial paper outstanding.

  During the nine months ended September 30, 2003, PPL Energy Supply distributed $909 million to its parent company, PPL Energy Funding, and received capital contributions of $261 million.

  (PPL and PPL Electric)

  In February 2003, the Lehigh County Industrial Development Authority (LCIDA) issued $90 million of 3.125% Pollution Control Revenue Refunding Bonds due November 2008 on behalf of PPL Electric. The proceeds of the bonds were used to refund the LCIDA's $90 million, 6.40% Pollution Control Revenue Refunding Bonds due 2021. In order to secure its obligations to repay the LCIDA, PPL Electric issued $90 million aggregate principal amount of its Senior Secured Bonds under its 2001 Senior Secured Bond Indenture, having terms corresponding to the terms of the LCIDA bonds.

  In February 2003, PPL Electric retired $19 million of its outstanding First Mortgage Bonds, 6-7/8% Series due February 2003, at par value.

  In April 2003, as permitted by the 1945 First Mortgage Bond Indenture, PPL Electric retired approximately $46 million aggregate principal amount of its First Mortgage Bonds, 7-7/8% Series due 2023, at par value, plus accrued interest, through the application of cash deposited with the trustee to release certain transmission lines and other equipment from the lien of the 1945 First Mortgage Bond Indenture.

  In April 2003, PPL Electric redeemed all outstanding shares of its 6.15% Series Preferred Stock. This redemption, which totaled $10 million, was made at par value of $100 per share plus accumulated and unpaid dividends, in accordance with the mandatory sinking fund requirements of this series.

  In May 2003, PPL Electric issued $100 million of 4.30% Senior Secured Bonds due 2013. The proceeds were used for general corporate purposes including the refunding of higher-cost securities.

  In July 2003, PPL Electric redeemed all outstanding shares of the 6.33% Series Preferred Stock. This redemption, which totaled $5 million, was made at par value of $100 per share plus accumulated and unpaid dividends, in accordance with the mandatory sinking fund requirements of this series.

  In October 2003, PPL Electric redeemed all of its outstanding shares of the 6.125% Series Preferred Stock. This redemption, totaling $17 million, was made at par value of $100 per share plus accumulated and unpaid dividends, in accordance with the optional redemption provisions of this series.

  During the nine months ended September 30, 2003, PPL Transition Bond Company made principal payments on transition bonds totaling $196 million.

  During the nine months ended September 30, 2003, PPL Electric received a capital contribution of $75 million from PPL.

  At September 30, 2003, PPL Electric had no commercial paper outstanding.

  (PPL Montana)

  During the nine months ended September 30, 2003, PPL Montana repaid $26 million under its revolving line of credit with an affiliate. Also during this period, PPL Montana distributed $5 million to its parent company, PPL Montana Holdings, LLC.

  Dividends and Dividend Restrictions (PPL)

  In February 2003, PPL announced an increase of its quarterly common stock dividend, effective April 1, 2003, from 36 cents per share to 38.5 cents per share (equivalent to $1.54 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects (PPL and PPL Energy Supply)

  In January 2003, PPL announced that it had decided not to proceed with development of the 300 MW Kings Park project. In March, PPL Global sold its interest in Kings Park Energy, LLC.

  In April 2003, PPL Susquehanna completed the replacement of the Unit 2 steam turbine at the Susquehanna station. This project provides a nominal power increase of 50 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest. An additional turbine upgrade is in progress for Unit 1 and is expected to be completed in 2004. Through September 30, 2003, a total of approximately $84 million has been incurred on these projects.

  In October 2003, PPL Maine, LLC, a subsidiary of PPL Generation, entered into an agreement in principle with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine. If the agreement is finalized, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for approximately $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine. The coalition has indicated that it plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River. Any final agreement will require several approvals by the FERC.

  See Notes 8 and 15 for a discussion of the Lower Mt. Bethel facility.

  International Energy Projects (PPL and PPL Energy Supply)

  Acquisitions

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

  The assets acquired and liabilities assumed were recorded at estimated fair value as determined by management based on information currently available, including an independent appraisal of the fair value of acquired property, plant and equipment and intangible assets. Management is also completing its review and determination of fair value of other assets acquired and liabilities assumed, including pre-acquisition contingencies. Accordingly, the allocation of purchase price is preliminary and may be revised as additional information becomes available. The following table summarizes the preliminary allocation of purchase price based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, plus the book value of assets and liabilities underlying PPL Global's previous 51% equity ownership:

Current assets	$228

Investments (a)	(438)

Property, plant and equipment	3,437

Goodwill	197

Other	244

Total assets acquired	3,668

Current liabilities	787

Long-term debt	1,581

Other	1,064

Total liabilities assumed	3,432

Net assets acquired	$236

(a)	Includes the reversal of PPL Global's equity investment.

  The goodwill reflected above includes the remaining value of PPL Global's 51% share of the goodwill recognized by WPD on its acquisition of Hyder.

  The PPL income statements for the nine months ended September 30, 2003 and 2002 include consolidated WPD results for the nine-month periods ended August 31, 2003 and 2002. This reflects PPL Global's policy of recording the results of foreign controlled subsidiaries on a one-month lag. The portion of earnings attributable to Mirant, $19 million and $72 million for the three and nine months ended September 30, 2002, is reported on the Statement of Income in "Minority Interest."

  TransEmel

  Emel acquired the remaining 40% interest in a joint venture (TransEmel, a provider of transmission service to northern Chile) in July 2003 at a net cost of $3 million, bringing its total ownership interest in TransEmel to 100%. As a result of this acquisition, the operating results of TransEmel have been consolidated from the beginning of the year. The portion of earnings attributable to the minority shareholder is reported on the Statement of Income in "Minority Interest."

  Write-down of International Energy Projects - CEMAR

  At December 31, 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss of $217 million in the carrying value of its net assets in CEMAR. At March 31, 2002, PPL Global recorded a further impairment loss of $6 million, which was charged to "Write-down of international energy projects" on the Statement of Income. In June 2002, PPL made a decision to exit the investment. PPL Global's remaining portion of its CEMAR investment, $94 million, which related to foreign currency translation adjustments (CTA), was written-off as of June 30, 2002. Accounting guidance prohibited the inclusion of CTA in impairment calculations prior to designating such assets as held for disposal.

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

  In April 2003, PPL learned that the Brazilian Federal Appellate Court hearing the appeal of one of the above-mentioned injunctions accepted ANEEL's arguments and cancelled the injunction. In June, ANEEL's officials indicated to PPL that the other two injunctions outstanding against the sale process had been lifted as well. The intervenor appointed by ANEEL issued a public statement and revised schedule for the transfer of the ownership interest in CEMAR to a new owner. In July, ANEEL pre-qualified a Brazilian private equity fund, GP Investimentos (GP), as the sole qualified bidder. However, on August 12, ANEEL announced that it could not proceed with GP's offer because, among other reasons, it was unacceptable to CEMAR's creditors. On August 16, ANEEL extended the intervention for up to an additional 180 days. On September 4, ANEEL published a revised schedule for the sale of CEMAR to a third party by the end of the year. PPL Global cannot predict the outcome of the current sale process sponsored by ANEEL.

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

  At September 30, 2003, the negative investment in CEMAR of $18 million was included in "Deferred Credits and Other Noncurrent Liabilities - Other." Any negative carrying value will be reversed upon the final sale or other disposition of the company.

  Sales

  In the second quarter of 2003, a subsidiary of WPD sold certain Hyder properties. PPL Global received approximately $17 million from the sales, and recorded a pre-tax gain of about $2 million. This gain is included in "Other Income - net" on the Statement of Income.

  Other (PPL)

  In April 2003, a subsidiary of PPL Telcom acquired the fiber optic network of a Fairfax, Virginia-based company for approximately $21 million, consisting of $9 million in cash and a $12 million capital lease obligation for the right to use portions of a fiber optic network. The 1,330-route-mile metropolitan area fiber network connects New York, northern New Jersey, Philadelphia, Baltimore and Washington, D.C. The acquisition required certain regulatory approvals and authorizations in the area served by the network.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At September 30, 2003, the remaining liability associated with the above market NUG contracts was $371 million.

  Wholesale Energy Commitments

  (PPL, PPL Energy Supply and PPL Montana)

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement and a power sales agreement, which were still in effect at September 30, 2003. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $66 million as the estimated fair value of these agreements at the acquisition date. These liabilities are being reduced over the terms of the agreements, through 2010, as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of these liabilities at September 30, 2003 was $63 million.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern an aggregate of 450 MW of energy to be supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern. Following NorthWestern's credit downgrades to below investment grade in late 2002, PPL Montana and NorthWestern agreed to modify the payment provisions of the energy contracts such that NorthWestern would pay PPL Montana on a weekly basis, in arrears.

  In September 2003, NorthWestern filed a voluntary petition for relief seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. NorthWestern made its filing in federal bankruptcy court in Delaware. Between the time of NorthWestern's last weekly payment and the bankruptcy filing date, PPL Montana made approximately $1.6 million of energy sales to NorthWestern.

  Following the date that NorthWestern filed for bankruptcy, PPL Montana and NorthWestern agreed to amend the power supply agreements to, among other things, eliminate the weekly payment arrangements and resume more typical monthly invoicing and payment arrangements. The amendments were contingent on NorthWestern's assumption of the power supply agreements in its bankruptcy proceeding.

  On September 26, 2003, NorthWestern filed a motion with the bankruptcy court seeking, among other things, to assume the two five-year power supply agreements (as amended) and to pay PPL Montana for the approximately $1.6 million of energy sales made immediately prior to the time of the bankruptcy filing. On October 13, 2003, the bankruptcy court entered an order granting NorthWestern's motion. NorthWestern has, in accordance with the terms of the judge's order, paid PPL Montana for the pre-filing energy sales, and the parties have resumed monthly invoicing and payment arrangements.

  (PPL and PPL Energy Supply)

  As a result of New Jersey's Electric Discount and Energy Competition Act, its Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded 34-month fixed-price BGS and 10-month hourly energy price BGS for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. These contracts commenced in August 2003.

  In April 2003, PPL EnergyPlus entered into an agreement with Arizona Public Service Company to provide 112 MW of capacity and associated electricity from July through September of 2003 and 150 MW from June through September of 2004 and 2005.

  In May 2003, PPL EnergyPlus entered into agreements with Tucson Electric Power Company to provide 37 MW of capacity and associated electricity from June through December of 2003 and 75 MW from January 2004 through December 2006.

  In May 2003, PPL EnergyPlus entered into a 20-year agreement with Community Energy, Inc. to purchase energy from its Bear Creek wind power project in northeastern Pennsylvania. The project is expected to produce up to 20 MW and to be completed in 2004.

  Legal Matters

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Tax Assessment Appeals

  (PPL and PPL Energy Supply)

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

  Of the three pending proceedings in Pennsylvania, only the appeal concerning the assessed value of the Susquehanna nuclear station will result in annual local taxes exceeding $1 million. PPL's appeal of the Susquehanna station assessment was decided in its favor by the Luzerne County Court of Common Pleas, and PPL subsequently settled with the local taxing authorities, resulting in annual local tax liability of approximately $3 million for tax years 2000 and beyond and no additional PURTA tax liability for tax years 1998 and 1999. However, the settlement of the tax liability for tax years 1998 and 1999 is subject to the outcome of claims asserted by certain intervenors which are described below.

  In August 2000, over PPL's objections, the Luzerne County Court of Common Pleas permitted Philadelphia City and County, the Philadelphia School District and the Southeastern Pennsylvania Transportation Authority (SEPTA) (collectively, the "Philadelphia parties") to intervene in the case because a change in the assessment of the plant affected the amount they collected under PURTA for the tax years 1998 and 1999. Based on the appraisal obtained by the Philadelphia parties, PPL would be required to pay up to an extra $213 million in PURTA taxes for 1998 and 1999. The court ruled in PPL's favor concerning the assessed value of the plant, and this determination was affirmed by the Commonwealth Court in October 2003.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana is currently protesting certain property tax assessments by the Montana Department of Revenue (MDOR) on its generation facilities. The tax liabilities in dispute are approximately $2 million for 2000 and 2001 and $9 million for 2002. PPL Montana's dispute with respect to most of the 2002 tax liability is based on the assessed value used by the MDOR for PPL Montana's hydroelectric facilities versus the assessed value used for the facilities of another hydroelectric generator in the state. The state tax appeals board is scheduled to hear the 2000 and 2001 disputes in January 2004, while the hearing for the 2002 dispute is scheduled for April 2004.

  Montana Power Shareholders' Litigation (PPL, PPL Energy Supply and PPL Montana)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this matter.

  Energy West Litigation (PPL, PPL Energy Supply and PPL Montana)

  In July 2001, PPL Montana filed an action in state court and a responsive pleading in the U.S. District Court of Montana, Great Falls Division, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. PPL Montana was seeking a judgment that Energy West violated the terms of the contract under which it supplied energy to Energy West during the period July 1, 2000 through June 30, 2002. All litigation in this matter was consolidated in the U.S. District Court of Montana, Great Falls Division. In June 2003, PPL Montana and Energy West agreed to settle the litigation. Under the terms of the settlement, Energy West agreed to pay PPL Montana $3 million, of which $1 million was paid in June and the remaining $2 million was paid in September 2003. The litigation has now been dismissed by the federal court.

  NorthWestern Corporation Litigation (PPL, PPL Energy Supply and PPL Montana)

  In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court of Montana, Butte Division. Following removal, NorthWestern asserted additional claims for damages against PPL Montana, and PPL Montana filed defenses denying liability for NorthWestern's claims as well as counterclaims against NorthWestern seeking damages PPL Montana believes it has suffered under the Montana Power APA and related agreements. This matter is currently scheduled for trial in mid-2005. In September 2003, NorthWestern filed a petition in Delaware for reorganization under the U.S. Bankruptcy Code, which has resulted in an automatic stay of PPL Montana's counterclaims against NorthWestern. PPL Montana has applied to the bankruptcy court for relief from the automatic stay. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this litigation.

  Montana Hydroelectric Litigation (PPL, PPL Energy Supply and PPL Montana)

  In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. The action seeks a declaratory judgment, compensatory damages for unjust enrichment, trespass and negligence, and attorneys fees on a "private attorney general" theory for use of state "school trust" lands without the compensation required by law and to require defendants to adequately compensate the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers is state-owned property following admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should trigger lease payments for use of "school trust" land underneath. The plaintiffs allege that the State Land Board and Department of Natural Resources and Conservation failed to exercise their duty to administer riverbeds for the maximum benefit of public education. No specific amount of damages has been claimed. PPL Montana and PPL Services deny the allegations in the complaint and intend to defend the lawsuit. PPL Montana and PPL Services cannot predict the outcome of this litigation at this time.

  Regulatory Issues

  California ISO and Pacific Northwest (PPL, PPL Energy Supply and PPL Montana)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of September 30, 2003, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Regulatory proceedings arising out of the California electricity supply situation have been filed at the FERC. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and initiated an evidentiary hearing concerning refund amounts. In April 2003, the FERC changed the manner in which this refund liability is to be computed and ordered further proceedings to determine the exact amounts that the sellers, including PPL Montana, would be required to refund.

  In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings pursuant to which it had been considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC explained that the totality of the circumstances made refunds unfeasible and inequitable, and that it had provided adequate relief by adopting a price cap throughout the western U.S. The FERC also denied pending complaints against long-term contracts in the western U.S. In these complaints, various power buyers challenged selected long-term contracts that they entered into during 2000 and 2001, complaining that the power prices were too high and reflected manipulation of those energy markets. The FERC found that the complainants had not met their burden of showing that changing or canceling the contracts was "in the public interest" and that the dysfunction in the California markets did not justify changing these long-term contracts. In two separate orders, the FERC also ordered 65 different companies, agencies or municipalities to show cause why they should not be ordered to disgorge profits for "gaming" or anomalous market behavior during 2000 and 2001. These orders to show cause address both unilateral and joint conduct identified as the "Enron trading strategies." Neither PPL EnergyPlus nor PPL Montana was included in these orders to show cause, and they previously have explained in responses to data requests from the FERC that they have not engaged in such trading strategies. Finally, the FERC issued a new investigation order directing its staff to investigate any bids made into the California markets in excess of $250/MWh during the period from May 2000 to October 2000, a period of time prior to the period examined in connection with most of the proceedings described above. To their knowledge, neither PPL EnergyPlus nor PPL Montana is being investigated by the FERC under this new order.

  Litigation arising out of the California electricity supply situation has been filed in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these legal proceedings allege, among other things, abuse of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek other relief, including treble damages and attorneys' fees. While PPL's subsidiaries have not been named by the plaintiffs in these legal proceedings alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, PPL Montana was named by a defendant in its cross-complaint in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. This generator denies that any unlawful, unfair or fraudulent conduct occurred but asserts that, if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses.

  In May 2003, the Port of Seattle filed a lawsuit in the U.S. District Court for the Western District of Washington against eighteen defendants, including PPL Montana. The lawsuit asserts claims against all defendants under the federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations Act and for common law fraud. The complaint centers on many of the same alleged activities that are the basis for the litigation arising out of the California electricity supply situation described above. The Port of Seattle is seeking actual, trebled and punitive damages, as well as attorneys' fees.

  While PPL and its subsidiaries believe that they have not engaged in any improper trading practices, they cannot predict whether, or the extent to which, any PPL subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings, the outcome of any such lawsuits or proceedings or whether the ultimate impact on them of the electricity supply situation in California and other western states will be material.

  PJM Capacity Transactions (PPL, PPL Energy Supply and PPL Electric)

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concluded that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power, and the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In June 2002, the PUC issued an investigation report alleging, among other things, that PPL had unfairly manipulated electricity markets in early 2001. The PUC stated that it was not authorized to, and was not attempting to, adjudicate the merits of PPL's defenses to its allegations, but referred the matter to the U.S. Department of Justice - Antitrust Division (DOJ), the FERC and the Pennsylvania Attorney General.

  In June 2003, the DOJ notified PPL that it had closed its investigation in this matter. Also in June, the Pennsylvania Attorney General's office completed its investigation and notified the PUC that PPL did not violate antitrust or other laws in its capacity market activities. The FERC already has completed two investigations related to these capacity market questions and has found no reason to take action against PPL. PPL continues to believe that the PUC's report is inaccurate, that its conclusions are groundless, and that PPL acted ethically and legally, in compliance with all applicable laws and regulations.

  In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the capacity transactions described in the Market Monitor's report. The court dismissed the complaint with prejudice in July 2003, and Utilimax has appealed the court's dismissal to the U.S. Court of Appeals for the Third Circuit.

  In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs are wholesale customers of PPL Electric. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. Although PPL, PPL EnergyPlus and PPL Electric believe the claims in these complaints are without merit, they cannot predict the outcome of these matters.

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

  FERC Proposed Rules (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In July 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule is currently available for public comment and contains a proposed implementation date of July 31, 2003. However, since the issuance of the proposed rule, the FERC has delayed the implementation date. This far-reaching proposed rule, in its current form, purports to establish uniform transmission rules and establish a standard market design by, among other things:

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

  In April 2003, the FERC issued a white paper describing certain modifications to the proposed rule. The FERC has requested comments and is holding numerous public comment sessions concerning the white paper.

  In an order issued in June 2003, the FERC requested comments on a proposal to condition all new and existing electric market-based tariffs and authorizations to include provisions prohibiting the seller from engaging in anticompetitive behavior or the exercise of market power. The FERC order proposes a list of market behavior rules that, if adopted, would apply to all electric market-based rate tariffs and authorizations, including those of PPL EnergyPlus and any other PPL subsidiaries that hold market-based rate authority.

  If adopted, these proposed rules may have a significant impact on PPL and its subsidiaries, which cannot be predicted at this time.

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

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Such implementation will require remaining payments totaling approximately $22 million between 2004 and 2015.

  PPL Montana entered into a Memorandum of Understanding (MOU) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOU requires PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife, habitat and to increase recreational opportunities. The MOU was created to maximize collaboration between the parties and possibilities for matching funds. Such implementation will require remaining payments by PPL Montana totaling $17 million between 2003 and 2010.

  Wallingford Deactivation (PPL and PPL Energy Supply)

  In January 2003, PPL negotiated an agreement with the ISO - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, FERC denied PPL's request for cost-based rates in light of FERC's changes to the market and bid mitigation rules of the ISO - New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of ISO - New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. PPL cannot predict whether the FERC will eventually approve its request for cost-based rates.

  IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

  Through one of its subsidiaries, PPL operates a synfuel facility in Somerset, Pennsylvania and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007.

  PPL received a private letter ruling from the IRS in November 2001 pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. PPL uses the Covol technology to produce synfuel at the Somerset facility, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synfuel produced at the Somerset facility resulting in an aggregate of approximately $133 million of tax credits as of September 30, 2003. PPL has projected that the Somerset facility will contribute approximately $0.15 to its EPS in each year from 2003 through 2007. PPL also purchases synfuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.

  In June 2003, the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synfuel operations as evidence that the required significant chemical change has occurred, and that it was reviewing information regarding these test procedures and practices. In conjunction with such review, the IRS suspended the issuance of private letter rulings concerning whether a significant chemical change has occurred for requests relying on the procedures and results being reviewed. In addition, the IRS indicated that it might revoke existing private letter rulings that relied on the procedures and results under review if it determined that those test procedures and results do not demonstrate that a significant chemical change has occurred.

  In October 2003, the IRS announced that it had completed its review of the scientific validity of test procedures and results presented by taxpayers as evidence of significant chemical change and determined that the test procedures and results used by taxpayers are scientifically valid, if the procedures are applied in a consistent and unbiased manner. Further, the IRS announced that it will continue to issue rulings on significant chemical change under applicable IRS guidelines, despite some question by the IRS as to whether those processes result in the level of significant chemical change required by Section 29 of the Internal Revenue Code and IRS revenue rulings. Finally, the IRS indicated that it would require taxpayers to comply with certain sampling and data/record retention practices to obtain or maintain a ruling on significant chemical change.

  PPL believes that the October IRS announcement confirms that PPL is justified in its reliance on the private letter ruling for the Somerset facility, that the test results that PPL presented to the IRS in connection with its private letter ruling are scientifically valid and that PPL has operated the Somerset facility in compliance with the private letter ruling and Section 29 of the Internal Revenue Code.

  In October 2003, following the IRS announcement, PPL became aware of reports indicating that the U.S. Senate Permanent Subcommittee on Investigations, of the Committee on Governmental Affairs, had begun an investigation of the synthetic fuel industry and its producers. PPL has no further knowledge of the investigation, when the investigation will be completed or the potential results of the investigation.

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

  Each distribution business constitutes a natural regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide. The operations of WPD are regulated under its distribution licenses, pursuant to which income generated is subject to an allowed revenue regulatory framework that provides economic incentives to minimize operating, capital and financing costs. Under the Electricity Act, WPD is under a statutory duty to offer terms to connect any customer requiring electricity within their area and to maintain that connection. The allowed revenue that is recovered from electricity supply businesses through charges by the Distribution Network Operator (DNO) made for the use of the distribution network is regulated on the basis of the Retail Price Index (RPI) minus X formula. The allowed revenue is increased by RPI minus X during the tenure of each price control period. (RPI is a measure of inflation and equals the percentage change in the U.K. RPI between the six-month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an annual efficiency factor.) The Regulator currently sets the Distribution Price Control Formula for five-year periods.

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

  In June 2003, the Regulator published a report on the quality of supply from April 2001 through March 2002. The report confirms that WPD (South West) and WPD (South Wales) met or exceeded such standards and that no payments were required to be made by either company.

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

  Air (PPL, PPL Energy Supply and PPL Montana)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act. The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in nitrogen oxide, sulfur dioxide and mercury and could possibly require measures to limit carbon dioxide. In addition, several states have taken their own actions requiring mandatory carbon dioxide emission reductions. Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases.

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. These regulations are pursuant to EPA's 1998 State Implementation Plan (SIP) call to 22 eastern states, including Pennsylvania, to revise their state implementation plans. PPL will achieve the 2003 nitrogen oxide reductions with the recent installation of SCR technology on the Montour units, and may install SCR or other additional nitrogen oxide reduction technology on one or more Brunner Island units at a later date.

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

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. The future direction of the EPA's enforcement initiative is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction. The Region VIII office issued such a request to PPL Montana's Corette plant in 2000, and the Region III office issued such a request to PPL Generation's Martins Creek plant in 2002. PPL and its subsidiaries have responded to both of these information requests. The EPA has taken no further action following these submittals. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  The EPA has issued further changes to its "New Source" regulations that clarify what projects are exempt from "New Source" requirements as routine maintenance and repair. These clarifications substantially reduce the uncertainties under the prior "New Source" regulations. Under the new rules, any project to replace existing equipment with functionally equivalent equipment is considered routine maintenance and excluded from "New Source" review if the cost of the replaced equipment does not exceed 20% of the replacement cost of the entire process unit, the basic design is not changed and no permit limit is exceeded.

  The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to the adjacent Lower Mt. Bethel facility, which is currently under construction. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which it will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. PPL Martins Creek also will reduce the fuel sulfur content for those units as well as the plant's two oil-fired units beginning in 2004. In addition, PPL will donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. As a result of the agreement, the New Jersey DEP will withdraw its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the opacity issues. If it is determined that opacity must be addressed, the cost is not now determinable, but could be significant.

  Water/Waste (PPL, PPL Energy Supply and PPL Montana)

  A final NPDES permit has been issued to the Brunner Island generating plant. The permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. These studies are underway and are expected to be completed in 2006. Depending on the outcome of these studies, the plant could be subject to capital and operating costs that are not now determinable, but which could be significant.

  The Pennsylvania DEP has issued a water quality certification to PPL Holtwood, LLC in the FERC license renewal proceeding for its Lake Wallenpaupack hydroelectric facility. PPL has appealed the certification and is discussing the matter with the Pennsylvania DEP. Depending on the outcome of this appeal, the certification could impose additional costs on PPL, which are not now determinable, but which could be significant.

  The EPA has significantly tightened the water quality standard for arsenic. The revised standard may require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with the revised standard is not now determinable, but could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. If the source of water for the plants is surface water, these rules could impose significant capital and operating costs on PPL subsidiaries. Another new rule, expected to be finalized in 2004, will address existing structures. PPL has begun preliminary studies to evaluate options to comply with the expected rule. Each of these rules could impose additional costs on PPL subsidiaries, which are not now determinable, but which could be significant.

  Superfund and Other Remediation

  (PPL and PPL Electric)

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. Remedial actions at the site in Sunbury, Pennsylvania are now substantially completed. As of September 30, 2003, work has been completed on over 90% of the sites included in the consent order. Additional sites formerly owned or operated by PPL Electric are added to the consent order on a case-by-case basis.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and the Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of September 30, 2003, PPL Gas Utilities had addressed 15% of the sites under its consent order.

  At September 30, 2003, PPL Electric and PPL Gas Utilities had accrued approximately $4 million and $9 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL also could face other non-remediation liabilities at sites included in the consent order or other contaminated sites, the costs of which are not now determinable, but which could be significant.

  (PPL, PPL Energy Supply and PPL Montana)

  In conjunction with its 1999 sale of generating assets to PPL Montana, Montana Power prepared a Phase I and Phase II Environmental Site Assessment. The assessment identified various groundwater remediation issues. Based upon subsequent assessments and actions taken by PPL Montana, the costs to PPL Montana of the groundwater remediation measures identified in those assessments are expected to be approximately $3 million. However, additional expenditures could be required in amounts which are not now determinable, but which could be significant.

  In May 2003, approximately 40 plaintiffs brought an action in the Montana Second Judicial District Court, Butte-Silver Bow County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from freshwater pond seepage and contamination from wastewater ponds at the plant. This action has been moved to the Montana Sixteenth Judicial District Court, Rosebud County. This action could result in PPL Montana and the other Colstrip owners being required to take additional remedial measures, the costs of which are not now determinable, but which could be significant.

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

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility was appealed by the New Jersey DEP to the Pennsylvania DEP Environmental Hearing Board. In October 2003, PPL Generation finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which PPL will, among other things, reduce the sulfur dioxide emissions from its Martins Creek power plant and the New Jersey DEP will withdraw its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. PPL's costs to comply with this agreement will not be material.

  In addition, in August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision addressed the noise measurement criteria and the point at which the noise levels are to be measured. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. The Court of Common Pleas ruled in PPL's favor in September 2003, and the intervenor has appealed this ruling to the Commonwealth Court. The Lower Mt. Bethel facility is expected to enter into its final construction phase, including initial startup, in the fourth quarter of 2003 and be operational in early 2004. However, PPL and PPL Energy Supply cannot predict the outcome of the ongoing litigation concerning the facility or its ultimate impact on the Lower Mt. Bethel facility, but such impact may be material.

  Environmental Matters - International (PPL and PPL Energy Supply)

  U.K.

  WPD's distribution businesses are subject to numerous regulatory and statutory requirements with respect to environmental matters. PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD with respect to environmental matters. See "Environmental Matters - Domestic - Electric and Magnetic Fields" for a discussion of EMFs.

  Latin America

  Certain of PPL's affiliates have electric distribution operations in Latin America. PPL believes that these affiliates have taken and continue to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against PPL's affiliates in Latin America with respect to environmental matters.

  Other

  Commitments - Acquisitions, Development and Lease Activities (PPL and PPL Energy Supply)

  At September 30, 2003, a lessor had $22 million of purchase commitments for domestic construction projects for which a PPL subsidiary is the construction agent. PPL's exposure is limited to the guarantees under the operating lease. See Note 15 for additional information on guarantees under operating lease arrangements.

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At September 30, 2003, this maximum assessment was about $40 million.

  PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $10.9 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $201 million per incident, payable at $20 million per year.

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

  (PPL)

  PPL fully and unconditionally guarantees the medium-term notes of PPL Capital Funding, a wholly owned financing subsidiary of PPL. PPL also fully and unconditionally guarantees all of the obligations of PPL Capital Funding Trust I, a wholly owned financing subsidiary of PPL, under the trust preferred securities that are a component of the PEPS Units.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL, PPL Energy Supply, PPL Electric and PPL Montana provide certain guarantees that are required to be disclosed in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 15 for a discussion of FIN 45. The guarantees provided as of September 30, 2003 are discussed below. In accordance with the provisions of FIN 45, the fair values of guarantees related to arrangements entered into prior to January 1, 2003, as well as guarantees excluded from the initial recognition and measurement provisions of FIN 45, are not recorded in the financial statements.

  (PPL Energy Supply)

  PPL Energy Supply has entered into several standby letter of credit arrangements under its $500 million three-year credit facility for the purposes of protecting various third parties against nonperformance by PPL and PPL Gas Utilities. As of September 30, 2003, the aggregate maximum exposure related to these standby letters of credit was $13 million. These letters of credit expire in 2004.

  (PPL and PPL Energy Supply)

  PPL Generation has entered into certain partnership arrangements for the sale of coal to third parties. PPL Generation has also executed support agreements, which expire in 2007, for the benefit of these third-party purchasers pursuant to which it guarantees the partnerships' obligations in an amount up to its pro rata ownership interest in the partnerships. PPL Generation's maximum aggregate exposure under these support arrangements was approximately $9 million as of September 30, 2003.

  Certain PPL Generation subsidiaries provide residual value guarantees under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities. See Note 15 for further discussion of these residual value guarantees.

  PPL Susquehanna is contingently obligated to pay $40 million related to potential retroactive premiums that could be assessed under its nuclear insurance programs. Additionally, under the Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $201 million for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

  PPL EnergyPlus is party to numerous energy trading or purchase and sale agreements pursuant to which the parties indemnify each other for any damages arising from events that occur while the indemnifying party has title to the electricity or natural gas. For example, in the case of the party that is delivering the product, such party would be responsible for damages arising from events occurring prior to delivery. The overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, PPL EnergyPlus has not made any significant payments with respect to this type of indemnification. As of September 30, 2003, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  PPL EnergyPlus enters into written put option contracts under which, in exchange for a premium received, it agrees to purchase a specified quantity of a commodity for a specified price if the counterparty exercises the option. The aggregate carrying value of such contracts that were outstanding as of September 30, 2003 was a net liability of $3 million, which is included in price risk management assets and liabilities on the Balance Sheet. These option contracts expire from October 2003 through August 2004. The aggregate maximum amount of payments that PPL EnergyPlus could be required to make if the options are exercised by the counterparties under these contracts is $17 million.

  In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters. In addition, in connection with certain of these sales, WPD and its affiliates have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees. They also have guaranteed the payment of up to £19 million, or $32 million at current exchange rates, under a contract, which expires in 2005, assigned as part of one of these sales. Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties. These various guarantees vary in duration and in the maximum potential payment, which, except as otherwise noted above, cannot be estimated but which in the aggregate could be material. To date, neither WPD nor any of its affiliates have made any significant payments with respect to these guarantees.

  Certain acquisition agreements relating to the acquisition of mechanical contractors contain provisions that require a PPL Energy Supply subsidiary to make contingent payments to the former owners based upon the profitability of the business unit. The maximum amount of potential payments is not explicitly stated in the acquisition agreements. Such arrangements expire in 2005. Based on current expectations, PPL Energy Supply estimates that an aggregate of approximately $7 million could be paid under these arrangements.

  Certain agreements relating to the purchase of ownership interests in synfuel projects contain provisions that require certain PPL Energy Supply subsidiaries to make contingent purchase price payments to the former owners. These payments are non-recourse to PPL, PPL Energy Supply and their other subsidiaries and are based primarily upon production levels of the synfuel projects. The maximum amounts of potential payments are not explicitly stated in the agreements. Such arrangements expire in 2007. Based on current expectations, PPL Energy Supply estimates that the subsidiaries could pay up to an aggregate of approximately $66 million under these arrangements.

  (PPL and PPL Electric)

  PPL Electric provides a guarantee in the amount of approximately $7 million, as of September 30, 2003, related to debt of an unconsolidated entity. The guarantee expires in June 2008.

  PPL Electric leases vehicles and other equipment under four master operating lease agreements. The term for each piece of equipment leased under three of the master agreements is one year, after which time the lease term is extended from month to month until terminated. Under the fourth master agreement, the term for each piece of equipment ranges from one year to three years, after which time the lease term may be extended for certain equipment for up to two additional years. Under these lease arrangements, PPL Electric provides residual value guarantees to the lessors. PPL Electric generally could be required to pay a residual value guarantee if the proceeds received from the sale of a piece of equipment, upon termination of the lease, are less than the expected residual value of the equipment. As of September 30, 2003, the maximum aggregate amount of future payments that PPL Electric could be required to make as a result of these residual value guarantees was approximately $90 million. The aggregate carrying value of PPL Electric's residual value guarantees issued subsequent to December 31, 2002 was $15 million at September 30, 2003 and is included in "Current Liabilities - Other" on the Balance Sheet. These guarantees generally expire within one year, unless the lease terms are extended.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana leases certain equipment under a master operating lease agreement. The term for each piece of equipment leased under the master agreement is one year, after which time the lease term is extended from month to month until terminated. Under this lease arrangement, PPL Montana provides residual value guarantees to the lessor. PPL Montana generally would be required to pay a residual value guarantee if the proceeds received from the sale of a piece of equipment, upon termination of the lease, are less than the expected residual value of the equipment. As of September 30, 2003, the maximum aggregate amount of future payments that PPL Montana could be required to make as a result of these residual value guarantees was approximately $4 million. The aggregate carrying value of PPL Montana's residual value guarantees issued subsequent to December 31, 2002 was insignificant at September 30, 2003. These guarantees generally expire within one year, unless the lease terms are extended.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The operating lease arrangements described above and the companies' or their subsidiaries' other lease arrangements include certain indemnifications in favor of the lessors (e.g., tax and environmental matters) with terms that range in duration and scope and that are not explicitly defined. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, no significant payments have been made with respect to these indemnifications. As of September 30, 2003, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  In connection with their issuances of securities, PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries engage underwriters, purchasers and purchasing agents to whom they provide indemnification for damages incurred by such parties arising from the companies' material misstatements or omissions in the related offering documents. In addition, in connection with these securities offerings and other financing transactions, the companies also engage trustees or custodial, escrow or other agents to act for the benefit of the investors or to provide other agency services. PPL, PPL Energy Supply, PPL Electric, PPL Montana and their subsidiaries typically provide indemnification to these agents for any liability or expenses incurred by them in performing their obligations. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, no significant payments have been made with respect to these indemnifications. As of September 30, 2003, the fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  PPL, PPL Energy Supply, PPL Electric, PPL Montana and their subsidiaries also have various guarantees in contracts that they enter into in the normal course of business. These guarantees are primarily in the form of various indemnifications as well as warranties, related to services or equipment, that range in duration and coverage and that do not explicitly state the amount of the indemnification obligation. Historically, no significant payments have been made for these guarantees. As of September 30, 2003, the aggregate fair value of these guarantees related to arrangements entered into subsequent to December 31, 2002 was insignificant.

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

  Related Party Transactions

  PLR Contract (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended September 30, 2003 and 2002, these purchases were $368 million and $371 million. For the nine months ended September 30, 2003 and 2002, these purchases were $1.1 billion in each period. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric and as revenues from "Wholesale energy marketing to affiliates" by PPL Energy Supply.

  Under the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric's deposit with PPL EnergyPlus was $45 million at September 30, 2003. This deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Electric and a current liability of PPL Energy Supply. PPL Energy Supply pays interest equal to the three-month LIBOR plus 3% on this deposit.

  In 2001, PPL Electric made a $90 million payment to PPL EnergyPlus in connection with the PLR contracts. The upfront payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment, and other payments under the contract, were $72 million at September 30, 2003 and $81 million at December 31, 2002.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended September 30, 2003 and 2002, these NUG purchases totaled $39 million and $40 million and for the nine months ended September 30, 2003 and 2002 were $115 million and $122 million. These amounts are included in the Statement of Income as revenues from "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Montana Retail Supply (PPL Montana)

  PPL Montana has a memorandum of understanding (MOU) with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts. This MOU will remain in effect until terminated by mutual consent of the parties, or upon 90 days written notice of termination given by either party to the other party. Under the MOU, energy sales to PPL EnergyPlus for the three months ended September 30, 2003 and 2002 were $16 million and $21 million and for the nine months ended September 30, 2003 and 2002 were $47 million and $51 million. These amounts are included in revenues from "Wholesale energy marketing to affiliate" on the Statement of Income.

  Brokering and Contract Management Agreement (PPL Montana)

  Under a brokering and contract management agreement between PPL Montana and PPL EnergyPlus, PPL Montana paid PPL EnergyPlus $1 million and $2 million for the three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003 and 2002, the payments were $3 million and $5 million. These amounts are included in "Other operation and maintenance" on the Statement of Income.

  Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric and PPL Montana)

  PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries using a three-factor method based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services allocated the following charges to PPL Energy Supply, PPL Electric and PPL Montana:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Direct expenses

PPL Energy Supply	$24	$22	$68	$65

PPL Electric	15	13	45	41

PPL Montana	2	4	4	8

Overhead costs

PPL Energy Supply	12	8	40	26

PPL Electric	6	7	19	21

PPL Montana	1	2	3	6

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL Energy Supply, primarily through its financing subsidiary PPL Investment Corporation, had notes receivable from affiliates of PPL totaling $58 million and $655 million at September 30, 2003 and December 31, 2002. Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $2 million and $4 million for the three months ended September 30, 2003 and 2002 and was $14 million and $16 million for the nine months ended September 30, 2003 and 2002.

  (PPL Electric)

  In 2001, PPL Electric made a $150 million demand loan from excess cash to PPL Energy Funding. Interest on the loan is due monthly at an annual interest rate of 4.0%. There was no outstanding balance at September 30, 2003. The outstanding balance at December 31, 2002 was $90 million. Intercompany interest income was $1 million for the three months ended September 30, 2003 and 2002, and was $3 million and $7 million for the nine months ended September 30, 2003 and 2002.

  (PPL Montana)

  In 2002, PPL Montana entered into a $100 million three-year credit facility with PPL Investment Corporation on market terms to meet its liquidity needs. PPL Montana had outstanding borrowings under this facility of $26 million at December 31, 2002, which is shown as "Revolving line of credit with affiliate" on the Balance Sheet. There was no outstanding balance at September 30, 2003.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates who use these trademarks. PPL Energy Supply was allocated $10 million and $30 million of this license fee for the three and nine months ended September 30, 2003, which is primarily included in "Other operation and maintenance" on the Statement of Income.

  Other Income - Net

  The breakdown of "Other Income - net" was as follows:

PPL	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Other Income

Interest income	$3	$14	$9	$27

Realized earnings on nuclear decommissioning trust (a)	10		18

Hyder-related activity	2		6

Gain on property sales		4	3	5

Rental income	2		5

Legal claim settlements			3

Equity earnings (loss)	(1)	(4)	(1)	1

Miscellaneous	1		15	4

Total	17	14	58	37

Other Deductions

Non-operating taxes other than income		2	1	3

Miscellaneous	2	1	11	12

Other Income - net	$15	$11	$46	$22

(a)

  Effective with the adoption of SFAS 143 on January 1, 2003 (as described in Note 13), realized earnings on the nuclear decommissioning trust are recorded in "Other Income - net." Prior to January 1, 2003, such realized earnings were recorded as an increase to the nuclear decommissioning liability.

PPL Energy Supply	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Other Income

Affiliated interest income	$2	$4	$14	$16

Realized earnings on nuclear decommissioning trust (a)	10		18

Hyder-related activity	2		6

Interest income	2	9	6	18

Gain on property sales		4	3	5

Rental income	2		5

Legal claim settlements			3

Equity earnings			2	2

Miscellaneous	1	(4)	10	1

Total	19	13	67	42

Other Deductions

Non-operating taxes other than income	1		1	1

Miscellaneous	1	2	7	9

Other Income - net	$17	$11	$59	$32

(a)

  Effective with the adoption of SFAS 143 on January 1, 2003 (as described in Note 13), realized earnings on the nuclear decommissioning trust are recorded in "Other Income - net." Prior to January 1, 2003, such realized earnings were recorded as an increase to the nuclear decommissioning liability.

PPL Electric	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Other Income

Affiliated interest income	$1	$1	$3	$7

Interest income		5	3	7

Miscellaneous				1

Total	1	6	6	15

Other Deductions

Miscellaneous			1	2

Other Income - net	$1	$6	$5	$13

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

  As a result of settling certain transactions with a counterparty that exited its energy marketing function, PPL and PPL Energy Supply recognized a $1 million net gain for the nine months ended September 30, 2003. PPL Montana recognized a $1 million net loss for the nine months ended September 30, 2003. No gains or losses were recognized for these transactions for the three months ended September 30, 2003. These gains and losses resulted from firm commitments that no longer qualified as fair value hedges and were reported in "Energy purchases" on the Statement of Income. PPL, PPL Energy Supply and PPL Montana did not recognize any net gains or losses for similar activity for the three and nine months ended September 30, 2002.

  PPL, PPL Energy Supply and PPL Montana did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three and nine months ended September 30, 2003 or 2002.

  Cash Flow Hedges

  PPL Energy Supply and PPL Montana enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2007. Additionally, PPL and PPL Energy Supply enter into financial interest rate forward and swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts range in maturity through 2014. PPL and PPL Energy Supply also enter into foreign currency forward and swap contracts to hedge exchange rates associated with firm commitments and anticipated debt financings denominated in foreign currencies, and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued if it becomes probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL and PPL Energy Supply discontinued certain cash flow hedges which resulted in a net loss of $11 million being reclassified from other comprehensive income into earnings for the nine months ended September 30, 2003 (reported in "Interest Expense" on the Statement of Income). There was no such reclassification for the three months ended September 30, 2003. Reclassifications for the three and nine months ended September 30, 2002 were insignificant.

  Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified a net loss of $1 million into earnings for the three and nine months ended September 30, 2003, and a net loss of $2 million for the three and nine months ended September 30, 2002.

  As of September 30, 2003, the deferred net gain, after tax, on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next twelve months was $2 million, $5 million and $4 million for PPL, PPL Energy Supply and PPL Montana.

  The following table shows the change in accumulated unrealized gains or losses on qualifying derivatives in other comprehensive income (see also Note 5):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
PPL

Beginning accumulated derivative gain	$21	$12	$7	$23

Net change associated with current period hedging activities and other	(51)	6	17	(2)

Net change associated with net investment hedge	(2)	(1)	(5)	(1)

Net change from reclassification into earnings	28		(23)	(3)

Ending accumulated derivative gain (loss)	$(4)	$17	$(4)	$17

PPL Energy Supply

Beginning accumulated derivative gain	$47	$33	$23	$47

Net change associated with current period hedging activities and other	(54)	11	21	1

Net change associated with net investment hedge	(2)	(1)	(5)	(1)

Net change from reclassification into earnings	27		(21)	(4)

Ending accumulated derivative gain	$18	$43	$18	$43

PPL Montana

Beginning accumulated derivative gain (loss)	$(3)	$20	$4	$33

Net change associated with current period hedging activities and other	7	(1)	1	(14)

Net change from reclassification into earnings	1	(4)		(4)

Ending accumulated derivative gain	$5	$15	$5	$15

  The changes associated with current period activity and reclassifications into earnings were significantly higher in 2003 than 2002 due to foreign currency hedges at WPD that were not reported on a consolidated basis during the first half of 2002. The transaction gains and losses arising from the remeasurement of its foreign-currency denominated debt are offset by a related amount reclassified each period from other comprehensive income to earnings.

  See Note 15 regarding the adoption of SFAS 149.

  Energy Trading Activities

  PPL adopted the final provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," during the fourth quarter of 2002. As such, PPL now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that meet the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities," are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods have been reclassified. PPL did not need to record a cumulative effect of this change in accounting principle because all non-derivative energy-related trading contracts had been shown in the financial statements at their amortized cost. This amortized cost reflected modeling reserves that incorporated the lack of independence in valuing contracts for which there were no external market prices.

  The financial statement impact of netting energy trading activities is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003		2002	2003		2002

PPL and PPL Energy Supply

Prior classification
Wholesale energy marketing		$203	$188		$716	$394

Energy purchases		201	191		707	381

Net energy trading margins		$2	$(3)		$9	$13

PPL Montana

Prior classification
Wholesale energy marketing		$7			$20

Energy purchases		7			20	$1

Net energy trading margins	$			$		$(1)

  Credit Concentration

  PPL, PPL Energy Supply and PPL Montana enter into contracts with many entities for the purchase and sale of energy. Most of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to new business from a credit perspective.

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

  At September 30, 2003, PPL had a credit exposure of $188 million to energy trading partners. Ten counterparties accounted for 62% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. With two exceptions, each of the ten primary counterparties had an investment grade credit rating from Standard & Poor's. PPL entered into a multi-year contract with one non-investment grade counterparty through a bidding process sponsored by a state regulatory commission. The other non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection. NorthWestern has assumed the power supply agreements in its bankruptcy proceeding. NorthWestern has remained current on all post-bankruptcy obligations with PPL Montana. Payment on all pre-bankruptcy obligations was received in October 2003. See Note 8 under "Wholesale Energy Commitments," for additional information regarding the NorthWestern bankruptcy proceeding.

  At September 30, 2003, PPL Energy Supply had a credit exposure of $482 million to energy trading partners. Eleven counterparties accounted for 85% of this exposure. No other individual counterparty accounted for more than 1% of the exposure. The largest exposure, $294 million, was to PPL Electric, under the long-term contract to provide PPL Electric's PLR load. With two exceptions, the other ten counterparties have an investment grade credit rating from Standard & Poor's. PPL Energy Supply entered into a multi-year contract with one non-investment grade counterparty through a bidding process sponsored by a state regulatory commission. The other non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection, as discussed above.

  At September 30, 2003, PPL Montana had a credit exposure of $50 million to energy trading partners. Four counterparties accounted for 83% of this exposure. No other individual counterparty accounted for more than 4% of the exposure. Three of the four counterparties have an investment grade credit rating from Standard & Poor's. The non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection, as discussed above.

  PPL, PPL Energy Supply and PPL Montana have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit ratings fall below investment grade or, in one case, below current levels. PPL Montana and NorthWestern have mutually agreed not to request collateral from each other while NorthWestern's Chapter 11 bankruptcy proceeding is pending. It is also the policy of PPL, PPL Energy Supply and PPL Montana to enter into netting agreements with all of their counterparties to minimize credit exposure.

  Goodwill

  (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply					PPL
	Supply	International		Total	Delivery(a)	Total

Balance at December 31, 2002	$85	$334		$419	$55	$474

Effect of foreign currency exchange rates		4		4		4

Purchase accounting adjustments	1	(27	) (b)	(26)		(26)

Balance at September 30, 2003	$86	$311		$397	$55	$452

(a)	The Delivery segment is not part of PPL Energy Supply.
(b)	See Note 7 for additional information.

  The reporting units of the Supply, Delivery and International segments completed the transition impairment test in the first quarter of 2002 in accordance with SFAS 142, "Goodwill and Other Intangible Assets." A transition goodwill impairment loss of $150 million was recognized in the Latin American reporting unit within the International segment, and is reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

  Asset Retirement Obligations

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

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 143 effective January 1, 2003. Initial adoption of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million. For the three and nine months ended September 30, 2003, PPL and PPL Energy Supply recognized $5 million and $14 million of accretion expense and an insignificant amount of depreciation expense as a result of applying SFAS 143.

  PPL and PPL Energy Supply identified various legal obligations to retire long-lived assets, the largest of which relates to the decommissioning of the Susquehanna station. PPL and PPL Energy Supply identified and recorded other asset retirement obligations related to significant interim retirements at the Susquehanna station and various environmental requirements for coal piles, ash basins and other waste basin retirements.

  PPL and PPL Energy Supply also identified legal retirement obligations that were not measurable at the time of adoption. These items included the retirement of certain transmission assets and a reservoir. These retirement obligations were not measurable due to indeterminable dates of retirement.

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs. The fair value of the nuclear decommissioning trust was $330 million and $287 million as of September 30, 2003 and December 31, 2002.

  Asset retirement obligations are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The changes in the carrying amounts of asset retirement obligations were as follows:

Asset retirement obligation at January 1, 2003	$229

Add: Accretion expense	14

Less: Settlement	(4)

Asset retirement obligation at September 30, 2003	$239

  The pro forma asset retirement obligation liability balances, calculated as if SFAS 143 had been adopted on January 1, 2002 (rather than January 1, 2003), were $239 million, $229 million and $211 million as of September 30, 2003, December 31, 2002 and January 1, 2002.

  The pro forma income statement effects of the application of SFAS 143, calculated as if it had been adopted on January 1, 2002 (rather than January 1, 2003), are presented below:

  (PPL)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Reported net income - before cumulative effect of a change in accounting principle (a)	$171	$122	$463	$242

Pro forma net income - before cumulative effect of a change in accounting principle	$171	$114	$463	$227

Reported net income	$171	$122	$526	$92

Pro forma net income	$171	$114	$463	$77

Basic EPS:

Reported net income - before cumulative effect of a change in accounting principle	$0.97	$0.81	$2.71	$1.63

Pro forma net income - before cumulative effect of a change in accounting principle	$0.97	$0.76	$2.71	$1.53

Reported net income	$0.97	$0.81	$3.07	$0.62

Pro forma net income	$0.97	$0.76	$2.71	$0.52

Diluted EPS:

Reported net income - before cumulative effect of a change in accounting principle	$0.97	$0.80	$2.70	$1.63

Pro forma net income - before cumulative effect of a change in accounting principle	$0.97	$0.75	$2.70	$1.52

Reported net income	$0.97	$0.80	$3.06	$0.62

Pro forma net income	$0.97	$0.75	$2.70	$0.52

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

  (PPL Energy Supply)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Reported net income - before cumulative effect of a change in accounting principle (a)	$190	$141	$475	$295

Pro forma net income - before cumulative effect of a change in accounting principle	$190	$133	$475	$280

Reported net income	$190	$141	$538	$145

Pro forma net income	$190	$133	$475	$130

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

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

  Reconciliation of Prior Annual Periods (PPL and PPL Energy Supply)

  The pro forma asset retirement obligation liability balances, calculated as if SFAS 143 had been adopted on January 1, 2000 (rather than January 1, 2003), were $211 million, $196 million and $181 million as of December 31, 2001, December 31, 2000 and January 1, 2000.

  The pro forma income statement effects of the application of SFAS 143, calculated as if it had been adopted on January 1, 2000 (rather than January 1, 2003), are presented below:

	PPL
	For the Years Ended December 31,
	2002	2001	2000

Reported net income - before extraordinary item and cumulative effect of a change in accounting principle (a)	$358	$169	$487

Pro forma net income - before extraordinary item and cumulative effect of a change in accounting principle	$349	$167	$489

Reported net income	$208	$179	$498

Pro forma net income	$199	$177	$500

Basic EPS:

Reported net income - before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.16	$3.38

Pro forma net income - before extraordinary item and cumulative effect of a change in accounting principle	$2.29	$1.15	$3.39

Reported net income	$1.37	$1.23	$3.45

Pro forma net income	$1.31	$1.21	$3.46

Diluted EPS:

Reported net income - before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.15	$3.37

Pro forma net income - before extraordinary item and cumulative effect of a change in accounting principle	$2.29	$1.14	$3.38

Reported net income	$1.36	$1.22	$3.44

Pro forma net income	$1.31	$1.21	$3.45

(a)	Represents income before extraordinary item and cumulative effect of a change in accounting principle, less dividends and distributions on preferred securities.

	PPL Energy Supply
	For the Years Ended December 31,
	2002	2001	2000

Reported net income - before cumulative effect of a change in accounting principle (a)	$429	$171	$242

Pro forma net income - before cumulative effect of a change in accounting principle	$420	$169	$244

Reported net income	$279	$174	$242

Pro forma net income	$270	$172	$244

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

  Workforce Reduction

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries commenced a workforce reduction assessment in June 2002 that was expected to eliminate up to 598 employees, or about 7% of PPL's U.S. workforce, at an estimated cost of $74 million. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers. Linemen, electricians and line foremen, for example, were not affected by the reductions. An additional $1 million workforce reduction charge was recorded in September 2002, when plans specific to PPL Global and PPL Montana subsidiaries were finalized which were expected to impact 26 employees. These additional reductions increased PPL's total charge for workforce reductions to $75 million for the elimination of up to 624 positions.

  PPL recorded the charges in the Statement of Income as "Workforce reduction" for the year ended December 31, 2002. These charges reduced net income by $44 million after taxes. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program will be paid from the PPL Retirement Plan pension trust and increased PPL's pension and postretirement benefit liabilities by $65 million. The remaining $10 million of costs related primarily to non-pension benefits, such as severance payments and outplacement costs, which will be paid by PPL.

  PPL Energy Supply expected to ultimately eliminate up to 221 employees and recorded charges of $40 million in June 2002 and $1 million in September 2002. These charges reduced net income by $24 million for the year ended December 31, 2002. Included in these charges was a $10 million allocation of costs associated with the elimination of employees of PPL Services.

  PPL Electric expected to ultimately eliminate up to 260 employees and recorded a charge of $33 million, which reduced net income by $19 million for the year ended December 31, 2002. Included in the charge was a $6 million allocation of costs associated with the elimination of employees of PPL Services.

  PPL Montana expected to ultimately eliminate up to ten employees and recorded an insignificant charge for the year ended December 31, 2002.

  In the third quarter of 2003, PPL Electric recorded an additional $9 million charge as a completion of the program that commenced in 2002. This additional charge covers the final 94 employees anticipated to be separated as part of the automated meter reader implementation project. The charge was related to pension enhancements, which will be paid from the PPL Retirement Plan pension trust.

  As of September 30, 2003, 478 employees of PPL subsidiaries were terminated. Approximately 143 positions, which are primarily bargaining unit, will be evaluated for termination over the next twelve months, due to the timing of the automated meter reader implementation and the displacement process under the bargaining unit contract. Substantially all of the accrued non-pension benefits have been paid.

  New Accounting Standards

  SFAS 143 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 13 for a discussion of SFAS 143, "Accounting for Asset Retirement Obligations," and the impact of its adoption.

  SFAS 146 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the initial liability should be measured at its estimated fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. PPL and its subsidiaries adopted SFAS 146 effective January 1, 2003. The initial adoption did not have an impact on PPL or its subsidiaries. However, SFAS 146 may impact the accounting treatment of future disposal or exit activities.

   SFAS 148 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS 148 provides three transition methods for adopting the fair value method of accounting for stock-based compensation prescribed under SFAS 123 and enhances the required disclosures regarding stock-based compensation effective for fiscal years ending after December 15, 2002. SFAS 148 also requires certain disclosures in financial reports issued for interim periods beginning after December 15, 2002.

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

  PPL, PPL Energy Supply and PPL Montana adopted SFAS 149 effective July 1, 2003. The adoption of SFAS 149 did not have a significant impact on any of PPL, PPL Energy Supply or PPL Montana for the quarter ended September 30, 2003. Each company has changed the accounting for certain transactions on a prospective basis to conform with SFAS 149. This change could result in increased volatility in other comprehensive income and earnings in future periods.

  SFAS 150

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The standards established by it require certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity to now be classified as liabilities on the Balance Sheet. SFAS 150 requires the following freestanding financial instruments to be classified as liabilities (or assets in some circumstances):

•	mandatorily redeemable financial instruments,
•	financial instruments that embody obligations to repurchase equity shares in exchange for cash or other assets, including written put options and forward purchase contracts, and
•	certain financial instruments that embody obligations to issue a variable number of shares.

  SFAS 150 also requires disclosure regarding the nature and terms of those instruments and settlement alternatives. Except as discussed below, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued Staff Position No. FAS 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, 'Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,' " which, as it relates to public entities, defers indefinitely certain provisions of SFAS 150 related to certain mandatorily redeemable noncontrolling interests. SFAS 150 prohibits the restatement of financial statements for periods prior to its adoption.

  (PPL, PPL Energy Supply and PPL Electric)

  In accordance with SFAS 150, effective July 1, 2003, PPL changed its classification of the trust preferred securities of PPL Capital Funding Trust I, which were issued as a component of the PEPS Units, PPL Energy Supply changed its classification of the trust preferred securities issued by SIUK Capital Trust I and PPL Electric changed its classification of its preferred stock with sinking fund requirements. These securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, they have been classified as liabilities, as a component of long-term debt, instead of "mezzanine" equity, on the Balance Sheet as of September 30, 2003. The amounts included in long-term debt as of September 30, 2003 are as follows: $575 million of trust preferred securities of PPL Capital Funding Trust I (for PPL), $86 million of trust preferred securities of SIUK Capital Trust I (for PPL and PPL Energy Supply) and $17 million of preferred stock with sinking fund requirements (for PPL and PPL Electric). Additionally, the distributions on these securities are required to be included as a component of "Interest Expense" instead of "Dividends and Distributions - Preferred Securities" in the Statement of Income effective July 1, 2003. "Interest Expense" for the three and nine months ended September 30, 2003 includes distributions on these mandatorily redeemable securities totaling $15 million for PPL, $4 million for PPL Energy Supply and an insignificant amount for PPL Electric. Periods ending prior to July 1, 2003 have not been restated to conform to these presentations since SFAS 150 specifically prohibits the restatement of financial statements for periods prior to its adoption.

  See the "Consolidated Statement of Company-Obligated Mandatorily Redeemable Securities" contained in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of the terms of the trust preferred securities of PPL Capital Funding Trust I and SIUK Capital Trust I. In addition, SIUK Capital Trust I may, at the discretion of WPD LLP, redeem its preferred securities, in whole or in part, at 104.115% of par beginning February 2007 and thereafter at an annually declining premium over par through January 2017, after which time they are redeemable at par. The preferred stock with sinking fund requirements of PPL Electric that was outstanding at September 30, 2003 was redeemed in full in October 2003.

  FIN 45 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies that upon issuance of certain types of guarantees, the guarantor must recognize an initial liability for the fair value of the obligation it assumes under the guarantee. The offsetting entry will be dependent upon the circumstances under which the guarantee is issued, and the initial liability should typically be reduced as the guarantor is released from risk under the guarantee. FIN 45 also requires a guarantor to make significant new disclosures for guarantees even if the likelihood of the guarantor's having to make payments is remote. The provisions relating to the initial recognition and measurement of guarantee obligations must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. PPL and its subsidiaries adopted FIN 45 effective January 1, 2003. FIN 45 did not have a significant impact on earnings for the three or nine months ended September 30, 2003. See Note 8 for disclosure of guarantees and other assurances existing as of September 30, 2003.

  FIN 46 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 was originally required to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which delays the effective date for applying the provisions of FIN 46 to interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after December 15, 2003.

  FIN 46 did not have an impact on PPL or its subsidiaries during the three or nine months ended September 30, 2003. PPL and its subsidiaries are in the process of evaluating entities in which they hold a variable interest that was acquired before February 1, 2003. Except as discussed below, PPL and its subsidiaries are currently not aware of any variable interest entities that are not consolidated as of September 30, 2003 but which they will be required to consolidate in accordance with FIN 46 effective December 31, 2003. As they continue to evaluate the impact of applying FIN 46, PPL and its subsidiaries may identify additional entities that they would need to consolidate.

  (PPL and PPL Energy Supply)

  The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities in which PPL Energy Supply is the primary beneficiary. Consequently, under FIN 46, PPL Energy Supply will be required to consolidate the financial statements of the lessors effective December 31, 2003. The principal impact from consolidating the lessors under these leases will be the inclusion of the generation facilities as assets and the lease financing as liabilities in the consolidated balance sheet of PPL Energy Supply. Additionally, PPL Energy Supply will be required to recognize a cumulative effect of a change in accounting principle in connection with the initial consolidation of these variable interest entities. PPL Energy Supply estimates that, upon applying FIN 46 to these entities effective December 31, 2003, it will recognize approximately $1.0 billion of additional assets and liabilities on its balance sheet and a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle. See below for a discussion of the leases.

  In May 2001, a subsidiary of PPL Energy Supply entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. The lessor is a variable interest entity that was created for the sole purpose of owning the facilities and incurring the related financing costs. The $660 million operating lease arrangement covers the 450 MW gas-powered Sundance project near Coolidge, Arizona and the 540 MW gas-powered University Park project near University Park, Illinois. These facilities were substantially complete in July 2002, at which time the initial lease term commenced. At the end of the lease term, which is June 2008, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it must sell the assets on behalf of the lessor and guarantee a residual value of up to $544 million based on a total lessor's investment of $656 million for both projects combined. If the financing is terminated early as a result of significant environmental damage, or an event of default, the lessee could be obligated to pay up to 100% of the lessor's investment in the facilities.

  In December 2001, another subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The lessor is a variable interest entity that was created for the sole purpose of owning the facilities and incurring the related financing costs. The initial lease term commences on the date of commercial operation, which is expected to occur in early 2004, and ends in December 2013. At the end of the lease term, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it must sell the assets on behalf of the lessor and guarantee a residual value estimated to be up to $321 million based on an estimated total lessor's investment of $455 million. The lessee could be obligated to pay up to 100% of the lessor's investment and other obligations in the facilities if the financing is terminated early as a result of a loss, destruction or condemnation of the project, or upon an event of default. Based on current market conditions, the total exposure as a result of such a termination is estimated to be up to $558 million as of September 30, 2003 and is estimated to be up to $570 million as of the commencement of the lease.

  EITF 03-11 (PPL, PPL Energy Supply and PPL Montana)

  In August 2003, the FASB ratified EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.' " EITF 03-11 addresses whether realized gains and losses on physically settled derivative contracts not "held for trading purposes" should be reported in the income statement on a gross or net basis. It requires that each entity make this determination for itself based on the relevant facts and circumstances in the context of the various activities of the entity rather than based solely on the terms of the individual contracts. EITF 03-11 is effective for transactions entered into on or after October 1, 2003. PPL, PPL Energy Supply and PPL Montana are in the process of evaluating the impact of the adoption of EITF 03-11. Although this new accounting guidance could have a material impact on the presentation of certain line items in the financial statements, it will not impact the financial position or earnings of PPL, PPL Energy Supply or PPL Montana.

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

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2003 to the comparable periods in 2002.

Prior to September 6, 2002, PPL Global held 51% of the equity interest in WPD, but shared joint control with Mirant. On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPD and gained complete control. The purchase of Mirant's interest was accounted for as a step-acquisition and resulted in the consolidation of WPD's results of operations as of January 1, 2002. Therefore, PPL's Statement of Income for the three and nine months ended September 30, 2002 has been reclassified to reflect the consolidation of WPD's results. Mirant's $19 million and $72 million share of earnings for the three and nine months ended September 30, 2002 is reflected in "Minority Interest."

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three and nine months ended September 30, 2003, as compared to the same periods in 2002, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 6% and 10%.

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

Earnings

The changes in net income from period to period were, in part, attributable to several non-core items with significant earnings impacts as shown below. Income from core operations, which excludes the impact of non-core items, should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL's underlying earnings performance as another criterion in making their investment decisions. PPL's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance. The tables below reconcile income from core operations to net income in dollars and EPS, by eliminating the impact of non-core items.

	Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Income from core operations	$176	$145	$468	$407

Non-core items (net of tax):

Accounting changes:

Asset retirement obligations (Note 13)			63

Goodwill impairment (Note 12)				(150)

Unusual items:

Workforce reduction (Note 14)	(5)		(5)	(44)

CEMAR operating losses (Note 7)		(23)		(23)

CEMAR impairment (Note 7)				(98)

Net Income - actual	$171	$122	$526	$92

	EPS - Diluted
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Income from core operations	$1.00	$0.95	$2.73	$2.72

Non-core items (net of tax):

Accounting changes:

Asset retirement obligations (Note 13)			0.36

Goodwill impairment (Note 12)				(1.01)

Unusual items:

Workforce reduction (Note 14)	(0.03)		(0.03)	(0.29)

CEMAR operating losses (Note 7)		(0.15)		(0.15)

CEMAR impairment (Note 7)				(0.65)

Net Income - actual	$0.97	$0.80	$3.06	$0.62

The after-tax changes in core earnings were primarily due to:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended
Domestic:

Higher wholesale energy margins	$9	$38

Net energy trading margins	3	(2)

Lower unregulated retail energy margins	(5)	(4)

Lower regulated retail energy margins		(37)

Delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	(2)	15

Higher ancillary expenses	(1)	(8)

Higher operating and maintenance expenses	(2)	(30)

Settlement of capital stock tax in 2002	(7)	(7)

Realized earnings on decommissioning trust fund	6	10

Lower dividends and distributions on preferred securities	8	13

Lower interest expense	13	23

Other	2	(4)

International:

Higher earnings from U.K. operations	6	58

Other	1	(4)

	$31	$61

The period to period changes in earnings components, including margins by activity and income statement line items, are discussed in the balance of the discussion in "Results of Operations." The increase in earnings from U.K. operations was primarily due to obtaining complete ownership of WPD in September 2002. (See Note 7 to the Financial Statements for additional information.)

PPL's future earnings could be impacted by a number of factors, including the following:

  PPL expects that the low level of wholesale energy prices will continue to put pressure on margins in 2003 and beyond. Based upon current energy price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded at this time. PPL is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material. See "Application of Critical Accounting Policies - Asset Impairment" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for additional information.
  Earnings in the fourth quarter of 2003 and beyond will be impacted by the consolidation of variable interest entities (as discussed in Note 15 to the Financial Statements).
  In May 2003, PPL Electric announced that it expects to file a request for a delivery rate increase with the PUC in the spring of 2004. If approved, the new rates will go into effect January 2005, when PPL Electric's distribution rate cap expires. PPL Electric has not yet determined the amount of the rate increase it will request, and cannot predict the amount of such increase that will ultimately be approved by the PUC.
  Earnings in 2005 and beyond may be impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). WPD cannot predict the ultimate outcome of the rate review.
  PPL operates a synfuel facility and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. See Note 8 to the Financial Statements for a discussion of the IRS review of synfuel production procedures, and the projected annual earnings attributable to PPL's synfuel operations.
  PPL expects to record the benefit of a tax loss associated with the CEMAR investment in the fourth quarter of 2003. This is expected to increase 2003 reported earnings by $0.50 to $0.65 per share. Future earnings may also be impacted by the ultimate exiting of this investment.

Domestic Energy Margins

The following table provides changes in income statement line items that comprise domestic gross energy margins for the three and nine months ended September 30, 2003, compared with the same periods in 2002:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Utility revenues	$(38)	$4

Unregulated retail electric and gas revenues	(13)	(19)

Wholesale energy marketing revenues	28	215

Net energy trading margins	5	(4)

Other revenue adjustments (a)	45	21

Total revenues	27	217

Fuel	(19)	41

Energy purchases	10	151

Other cost adjustments (a)	24	34

Total cost of sales	15	226

Domestic gross energy margins	$12	$(9)

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities. Also adjusted to include gains on sales of emission allowances, which are included in other operation expenses on the Statement of Income.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities listed in the following table. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Wholesale - Eastern U.S.	$4	$35

Wholesale - Western U.S.	11	30

Net energy trading	5	(4)

Unregulated retail	(8)	(7)

Regulated retail		(63)

Domestic gross energy margins	$12	$(9)

Wholesale - Eastern U.S.

Eastern wholesale margins were higher for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to higher volumes, which increased by 11% and 39% over the same periods in 2002. The higher volumes were primarily driven by market opportunities to optimize the value of generating assets, and for the nine months ended September 30, 2003, by higher spot prices that allowed PPL to increase the utilization of its higher-cost generating units and by 699 MW of new generation which began commercial operations in mid-2002. Average PJM spot market real time prices rose 43% for the nine months ended September 30, 2003, compared to the same period in 2002. Partially offsetting the increase in wholesale energy margins for the nine months ended September 30, 2003, compared to the same period in 2002, was the buyout of a NUG contract in February 2002, which reduced power purchases by $25 million.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $5 million and $28 million higher for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to higher wholesale prices. Average wholesale prices for the three and nine months ended September 30, 2003 were $6/MWh higher than those realized in the same periods in 2002. Also, the nine months ended September 30, 2003 includes a $3 million favorable settlement with Energy West Resources, Inc. in June 2003.

In the Southwest, margins were $6 million higher for the three months ended September 30, 2003, compared to the same period in 2002, primarily due to the inception of new tolling agreements in Arizona in mid-2003. Margins in the Southwest were $2 million higher for the nine months ended September 30, 2003, compared to the same period in 2002, due to the new tolling agreements in Arizona, partially offset by lower margins earlier in the year due to lower sales volumes.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF 02-3. These physical and financial contracts cover trading activity associated with electricity, gas and oil. Margins include both realized and unrealized gains and losses. The $5 million increase for the three months ended September 30, 2003, compared to the same period in 2002, was primarily due to realized gains associated with electricity positions. The $4 million decrease for the nine months ended September 30, 2003, compared to the same period in 2002, was primarily due to realized electric swap losses in 2003. The physical volumes associated with energy trading for the three months ended September 30, 2003 were 2,760 GWh and 3.8 Bcf, compared to 3,088 GWh and 3.6 Bcf for the three months ended September 30, 2002. Energy trading physical volumes for the nine months ended September 30, 2003 were 7,616 GWh and 11.0 Bcf, compared to 7,824 GWh and 8.7 Bcf for the nine months ended September 30, 2002.

Unregulated Retail

Unregulated retail margins were lower for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to significantly lower electric retail prices in the West. West retail contract prices decreased by approximately 22% for both the three and nine months ended September 30, 2003, compared to the same periods in 2002.

Regulated Retail

Regulated retail margins in the East were flat for the three months ended September 30, 2003, compared to the same period in 2002, as sales and supply costs were unchanged between the periods. For the nine months ended September 30, 2003, regulated retail margins decreased by 10%, compared to the same period in 2002, due to higher supply costs resulting from higher purchased power prices during the first half of 2003. Purchase power prices were higher because of increased gas and oil prices and the abnormally cold winter.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended
Domestic:

Retail electric revenue (PPL Electric)

Electric delivery	$1	$48

PLR electric generation supply	(2)	11

Other		(4)

Wholesale electric revenue (PPL Electric)	(1)	1

Gas revenue (PPL Gas Utilities)	(3)	8

International:

Retail electric delivery (PPL Global)

U.K.	2	31

El Salvador	3	12

Bolivia		1

Chile	10	9

Brazil	(48)	(113)

	$(38)	$4

The decrease in utility revenues for the three months ended September 30, 2003, compared with the same period in 2002, was primarily due to:

  lower revenues in Brazil attributable to the deconsolidation of CEMAR in August 2002. PPL Global stopped recording operating results of CEMAR upon relinquishing control to ANEEL. (See Note 7 to the Financial Statements for additional information); offset by higher revenues in Chile primarily due to higher volumes and the consolidation of certain transmission revenues. (See Note 7 to the Financial Statements for additional information.)

The increase in utility revenues for the nine months ended September 30, 2003, compared with the same period in 2002, was primarily due to:

  higher PPL Electric delivery revenues resulting from a 1.5% increase in delivery sales, in part due to the colder winter weather in the first quarter of 2003;
  higher PPL Electric PLR supply revenues due to higher energy and capacity rates in 2003 compared with 2002;
  higher PPL Gas Utilities revenues primarily due to higher sales volumes of 19%, which were also attributable to the colder winter weather in the first quarter of 2003;
  higher WPD revenues in the U.K. due to the change in foreign currency exchange rates from period to period;
  higher revenues in El Salvador due to higher volumes and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003; and
  higher revenues in Chile primarily due to higher volumes and the consolidation of certain transmission revenues; offset by lower revenues in Brazil due to the deconsolidation of CEMAR, as noted above.

Energy Related Businesses

Energy related businesses contributed $19 million less to operating income for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease resulted primarily from:

  $8 million due to credits recorded on development projects in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state;
  a $6 million operating loss on some Hyder properties in 2003, which were subsequently sold in April 2003;
  a $4 million decrease in Latin America revenues from lower material and construction project sales. In 2002, PPL Global's Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas of Bolivia; and
  a $4 million decrease in margins from telecommunications, due to the acquisition of a fiber optic network and start-up activities for new products.

Other Operation Expenses

The increase (decrease) in other operation expenses was primarily due to:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended
Decrease in domestic and international pension income	$11	$42

Increased operating expenses in domestic business lines	23	37

Increase in WPD expenses due to increases in foreign currency exchange rates, regulatory accounting adjustments, and resolution of purchase accounting contingencies in the second quarter of 2002 related to the Hyder acquisition	15	32

Additional expenses of new generating facilities that became operational in mid-2002	3	20

Accretion expense as a result of applying SFAS 143, "Accounting for Asset Retirement Obligations." See Note 13.	5	14

Incremental storm restoration costs associated with Hurricane Isabel	6	6

Change to account for CEMAR on the cost method	(23)	(38)

Reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(10)	(29)

Insurance settlements - property damage and environmental	(23)	(27)

Estimated 2002 vacation liability adjustment in conjunction with the workforce reduction	(15)	(15)

Other decreases - net	(4)	(5)

	$(12)	$37

The decreases in pension income for the three and nine months ended September 30, 2003 were attributable to PPL's primary domestic pension plan and the U.K. pension plans of WPD. As a result of weak capital markets during 2002, PPL's domestic and U.K. pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its assumed expected return on assets for its pension plans for 2003. In addition, declining fixed-income security yield rates resulted in PPL decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL will record in 2003. Through September 30, 2003, PPL recorded approximately $32 million of pension income and will record approximately $10 million of additional pension income in the fourth quarter of 2003. Future levels of pension income or expense depend on ongoing market conditions and results.

Maintenance Expenses

Maintenance expenses increased by $6 million for the three months ended September 30, 2003, compared with the same period in 2002. This was primarily due to $7 million of incremental storm restoration costs due to Hurricane Isabel, $2 million from summer electrical storms, $5 million from outage work at two fossil plants and $5 million of increased maintenance expenses in domestic business lines. These increases were offset by a $9 million decline in WPD expenses associated with timing of network and substation maintenance, tree trimming accruals and cost transfers.

Maintenance expenses increased by $17 million for the nine months ended September 30, 2003, compared with the same period in 2002. This was primarily due to $3 million of additional outage costs associated with the turbine replacement at the PPL Susquehanna station, $9 million of storm restoration costs, $2 million of additional tree trimming costs and $12 million of increased maintenance expenses in domestic business lines. These increases were offset by a $3 million decrease in WPD expenses primarily due to adjustment of tree trimming accruals and cost transfers, partially offset by higher foreign currency exchange rates in 2003.

Depreciation

Impacts on depreciation were as follows:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Normal plant additions	$11	$25

Additional depreciation due to write-up to fair value of acquired WPD assets	3	10

Foreign currency exchange rates	2	7

Lower depreciation due to deconsolidation of CEMAR	(3)	(7)

No decommissioning expense in 2003 due to application of SFAS 143 (a)	(6)	(17)

	$7	$18

(a)	There was a corresponding recording of accretion expense for PPL Susquehanna in 2003, which is part of other operation expense.

Taxes, Other Than Income

Taxes, other than income, increased by $10 million during the three months ended September 30, 2003, compared with the same period in 2002. This increase was primarily due to the settlement of prior years' capital stock tax refund claims of $8 million in 2002, and higher taxes related to an increase in the basis on which capital stock tax is calculated for 2003.

Taxes, other than income, increased by $17 million during the nine months ended September 30, 2003, compared with the same period in 2002. This increase was affected by the same items that impacted the three-month period, as well as a $5 million increase in property taxes.

Write-down of International Energy Projects

See Note 7 to the Financial Statements for additional information on the write-down of PPL Global's investment in CEMAR.

Workforce Reduction

See Note 14 to the Financial Statements for information regarding the $9 million charge recorded in September 2003 and the $75 million of charges recorded in 2002.

Other Income - net

See Note 10 to the Financial Statements for details of other income.

Financing Costs

The decreases in interest expense were due to:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Decrease in long-term debt interest due to debt retirements	$(23)	$(55)

Decrease in long-term debt interest from the deconsolidation of CEMAR	(17)	(34)

Write-off unamortized swap costs on WPD debt restructuring		11

Decrease in short-term debt interest	(6)

Interest on preferred securities due to applying SFAS 150	14	14

2002 charge to cancel a remarketing agreement	(24)	(24)

Capitalized interest and other	7	13

	$(49)	$(75)

Dividends and distributions on preferred securities decreased by $14 million and $23 million during the three and nine months ended September 30, 2003, compared with the same periods in 2002. The three-month decrease is due to the implementation of SFAS 150 on July 1, 2003, which requires the classification of dividends and distributions on certain preferred securities to be recorded as a component of interest expense. See Note 15 to the Financial Statements for additional information. The remaining decrease for the nine-month period was due to the retirement of preferred securities in 2002.

Income Taxes

Income taxes increased by $3 million and $6 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The increases were primarily due to:

  higher pre-tax book income, resulting in $10 million and $58 million increases in income taxes for the three and nine months ended September 30, 2003; offset by a reduction related to an impairment charge on PPL's investment in CEMAR resulting in a $33 million deferred income tax valuation allowance recorded in the second quarter of 2002; and
  differences in income recognition for tax purposes related to foreign affiliates, resulting in $9 million and $20 million reductions in income taxes for the three and nine months ended September 30, 2003.

Cumulative Effect of a Change in Accounting Principle

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

Financial Condition

Liquidity

At September 30, 2003, PPL had $587 million of cash and cash equivalents and $412 million of short-term debt (including long-term debt due within one year). At December 31, 2002, PPL had $245 million of cash and cash equivalents and $1.3 billion of short-term debt (including long-term debt due within one year).

The increase in PPL's cash position was primarily the net result of:

  cash provided by operating activities of $1 billion,
  the issuance of $989 million of long-term debt, and
  the issuance of $424 million of common stock; offset by
  the net decrease of $873 million of short-term debt,
  the retirement of $467 million of long-term debt,
  payment of $217 million of common and preferred dividends, and capital expenditures of $517 million.

In July 2003, PPL Energy Supply and PPL Electric each determined that, based on their strong current cash positions and anticipated cash flows, they will not need to access the commercial paper markets through at least the end of 2003. Neither company currently has any commercial paper outstanding. As a result, PPL Energy Supply and PPL Electric each requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for these currently inactive commercial paper programs, which they did effective as of July 9, 2003. Based on current cash positions and availabilities under their respective revolving credit facilities, PPL Energy Supply and PPL Electric do not expect this decision to limit their ability to fund their short-term liquidity needs.

Rating Agency Decisions - PPL

S&P, Moody's and Fitch recently reviewed the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to impact PPL and its subsidiaries' ability to raise new long-term debt. These ratings decisions will have an insignificant impact on PPL and its subsidiaries' cost of maintaining their credit facilities and the cost of any new long-term debt.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

S&P

In April 2003, S&P notified PPL, PPL Energy Supply and PPL Electric that it:

  affirmed both the 'A-' ratings on PPL Electric's first mortgage bonds and senior secured bonds and the 'BBB' corporate credit ratings for PPL and PPL Energy Supply;
  lowered the rating on PPL Capital Funding's senior unsecured debt to 'BBB-' from 'BBB';
  placed PPL Electric on negative outlook. S&P indicated that PPL and PPL Energy Supply remain on negative outlook; and
  affirmed the 'A-2' commercial paper ratings of PPL Energy Supply and PPL Electric.

S&P indicated that the rating revision on PPL Capital Funding's senior unsecured debt is based on its structural subordination, which it noted will increase as new debt is financed at PPL Energy Supply. S&P also indicated that the negative outlook for PPL and its subsidiaries reflects its view of weak debt-protection measures due to low wholesale energy prices.

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

The Moody's ratings outlook was stable for each of PPL, PPL Electric, PPL Energy Supply and PPL Capital Funding.

Neither PPL Electric's nor PPL Energy Supply's short-term debt ratings was impacted by Moody's long-term debt review.

Moody's stated that the downgrades reflect its concerns about PPL's high debt levels, PPL Energy Supply's modest exposure to merchant generation risk, the continued weakness in the wholesale power market and the associated financial impact on PPL Energy Supply, and concerns regarding the amount of cash flow to be generated from PPL Energy Supply's non-regulated domestic operations and the free cash flow available from its regulated international assets. However, Moody's also indicated that the full requirements contract between PPL Electric and PPL EnergyPlus, which previously was approved by the PUC and which extends through December 2009, mitigates PPL Electric's supply and price risk and provides a predictable stream of cash flows to PPL Energy Supply during such time period. Moody's also noted that PPL's management has already implemented a number of initiatives to strengthen its current credit quality and reduce its debt levels, such as the issuance of over $1 billion of common stock and mandatory convertible securities over the last few years, a sizeable reduction in planned capital expenditures, the cancellation of projects under development, workforce reductions and write-downs of certain investments.

In September 2003, Moody's announced that it was placing PPL Montana's 8.903% Pass-Through Certificates due 2020 under review for possible downgrade. These securities currently are rated 'Baa3' by Moody's. Moody's stated that its review is prompted by its concerns about the credit profile of PPL Montana's largest customer, NorthWestern, and lower cash flow generation than was forecasted at the time the securities were issued in 2000. See Note 8 to the Financial Statements for additional information on NorthWestern's current situation. Management does not expect any action by Moody's based on this review to limit PPL Montana's ability to fund its short-term liquidity needs. PPL Montana has no plans to raise new long-term debt. Any ratings downgrade by Moody's would have an insignificant impact on PPL Montana's cost of maintaining the credit facility that it has in place with its affiliate. In addition, management does not expect any ratings downgrade by Moody's based on this review to have any adverse impact on the credit ratings of PPL or PPL Energy Supply.

Fitch

In May 2003, Fitch notified PPL, PPL Energy Supply and PPL Capital Funding that it:

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

Fitch indicated that the revised ratings for PPL and PPL Capital Funding reflect the structural subordination of PPL to that of its subsidiaries and Fitch's expectations of lower cash flow from PPL Electric until early 2005. Fitch indicated that the change in outlook for these companies results from the increase during 2002 in PPL's generation asset portfolio that is dependent on merchant generation, continued weakness in U.S. merchant energy markets and exposure to international distribution assets primarily in Latin America and the U.K. However, Fitch noted that PPL Energy Supply derives significant earnings and cash flow from long-term supply contracts, including the full requirements contract between PPL Electric and PPL EnergyPlus, that on average account for about 70% of PPL Energy Supply's gross margin over the next five years.

Rating Agency Decisions - WPD

In February 2003, Moody's confirmed the ratings of WPDH Limited and WPD (South Wales) at 'Baa2' and 'Baa1', and downgraded WPD LLP from 'Baa1' to 'Baa2' and SIUK Capital Trust I from 'Baa2' to 'Baa3'. The outlook on all ratings was stable. In March 2003, S&P assigned its 'BBB+' senior unsecured debt rating to the £200 million bonds issued by WPD (South West). At the same time, the 'BBB+' and 'A-2' corporate credit ratings on SIUK PLC were withdrawn as a result of the acquisition of its debt by WPD LLP. S&P assigned its 'BBB' long-term and 'A-2' short-term corporate credit ratings to WPD LLP in line with the ratings on the rest of the WPD group.

Following a review of holding companies of U.K. regulated utilities, in July 2003 S&P downgraded the long-term ratings from 'BBB' to 'BBB-' and short-term ratings from 'A-2' to 'A-3' for both WPDH Limited and WPD LLP, and retained a negative outlook. At the same time, S&P reaffirmed the credit ratings for WPD (South West) and WPD (South Wales) at 'BBB+'. This is in line with S&P U.K.'s recently announced implementation of a new methodology related to U.K. electric distribution holding companies wherein electric distribution operating companies rated in the 'BBB' category will have the parent holding company (WPDH Limited) notched down by two categories from the operating company rating level. WPD's management does not expect the placement of WPD on negative outlook to limit its ability to fund its short-term liquidity needs or access new long-term debt or to impact the cost of any new long-term debt.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Accounting and Reporting

PPL follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," to account for contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. PPL is in the process of evaluating the impact of adopting EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,' " which requires prospective application as of October 1, 2003.

In April 2003, the FASB issued SFAS 149, which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.

PPL adopted SFAS 149 effective July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL for the quarter ended September 30, 2003. PPL has changed the accounting for certain transactions on a prospective basis to conform with SFAS 149. This change could result in increased volatility in other comprehensive income and earnings in future periods.

For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. The following summarizes the changes to the electricity guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts due to the adoption of SFAS 149:

  Any wholesale and retail contracts to sell electricity and the related capacity that are expected to be delivered from PPL's generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.
  Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.
  Physical electricity purchases that increase PPL's long position and any energy sale or purchase considered a "market call" are speculative, with unrealized gains or losses recorded immediately through earnings.
  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income.

Transactions which do not qualify for hedge accounting treatment are marked to market through earnings.

Commodity Price Risk

As of September 30, 2003, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $174 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2005. The following chart sets forth PPL's net fair market value of trading contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Fair value of contracts outstanding at the beginning of the period	$(7)	$1	$(6)

Contracts realized or otherwise settled during the period	7	(1)	16	$(2)

Fair value of new contracts at inception		(5)	(2)	(12)

Other changes in fair values	(3)	1	(11)	10

Fair value of contracts outstanding at the end of the period	$(3)	$(4)	$(3)	$(4)

During the three and nine months ended September 30, 2003, PPL reversed net losses of approximately $7 million and $16 million, and during the three and nine months ended September 30, 2002, PPL reversed net gains of approximately $1 million and $2 million. These amounts do not reflect intra-period contracts that were entered into and settled during the period.

"Other changes in fair values" represents changes in the market value of contracts outstanding at the end of the period.

As of September 30, 2003, the net unrealized loss on PPL's trading activities expected to be realized in earnings during the next three months is approximately $9 million.

The following chart segregates estimated fair values of PPL's trading portfolio at September 30, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted

Prices provided by other external sources	$(1)				$(1)

Prices based on models and other valuation methods	(2)				(2)

Fair value of contracts outstanding at the end of the period	$(3)				$(3)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange.

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

As of September 30, 2003, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $3 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations. PPL uses various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2003, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $1 million.

PPL is also exposed to changes in the fair value of its U.S. and international debt portfolios. At September 30, 2003, PPL estimated that its potential exposure to a change in the fair value of its debt portfolios, through a 10% adverse movement in interest rates, was $141 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At September 30, 2003, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $5 million.

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

PPL holds contracts for the forward purchase of 26 million euros and £1 million to pay for certain equipment of a PPL Energy Supply subsidiary in 2003 and 2004. The estimated value of these forward purchases as of September 30, 2003, being the amount PPL would receive to terminate them, was approximately $6 million.

To protect expected income in British pounds sterling, PPL entered into average rate options for £26 million and average rate forward sale agreements for £20 million. To protect expected income in Chilean pesos, PPL entered into average rate options for 4 billion Chilean pesos. At September 30, 2003, the market value of these positions, representing the amount PPL would pay to terminate them, was $1 million.

WPDH Limited executed cross-currency swaps totaling $1.3 billion to hedge the value of its U.S. dollar-denominated bonds. The estimated value of this position on September 30, 2003, being the amount PPL would pay to terminate them, was $31 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2003, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2003, a hypothetical 10% adverse movement in interest rates and a 10% decrease in equity prices would have resulted in an estimated $21 million reduction in the fair value of the trust assets.

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

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply, PPL Electric or PPL Montana in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

Acquisitions and Development

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At September 30, 2003, PPL had domestic generation projects under development which will provide 645 MW of additional generation.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

FIN 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 was originally required to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which delays the effective date for applying the provisions of FIN 46 to interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after December 15, 2003.

FIN 46 did not have an impact on PPL during the three or nine months ended September 30, 2003. PPL is in the process of evaluating entities in which it holds a variable interest that was acquired before February 1, 2003. Except as discussed below, PPL is currently not aware of any variable interest entities that are not consolidated as of September 30, 2003 but which it will be required to consolidate in accordance with FIN 46 effective December 31, 2003. As it continues to evaluate the impact of applying FIN 46, PPL may identify additional entities that it would need to consolidate.

The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities in which PPL is the primary beneficiary. Consequently, under FIN 46, PPL will be required to consolidate the financial statements of the lessors effective December 31, 2003. The principal impact from consolidating the lessors under these leases will be the inclusion of the generation facilities as assets and the lease financing as liabilities in the consolidated balance sheet of PPL. Additionally, PPL will be required to recognize a cumulative effect of a change in accounting principle in connection with the initial consolidation of these variable interest entities. PPL estimates that, upon applying FIN 46 to these entities effective December 31, 2003, it will recognize approximately $1.0 billion of additional assets and liabilities on its balance sheet and a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle. See Note 15 to the Financial Statements for a discussion of the leases.

Other

See Note 15 to the Financial Statements for information on other new accounting standards adopted in 2003 or pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss accruals, and asset retirement obligations.

See Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy, except for asset retirement obligations which is discussed below. For an additional discussion on the impact of SFAS 149 on price risk management, see "Risk Management - Energy Marketing & Trading and Other" in Financial Condition. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

PPL adopted SFAS 143 effective January 1, 2003. Initial adoption of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million. PPL's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability and the cumulative effect gain.

The following chart reflects the sensitivities associated with a change in these assumptions upon initial adoption. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

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

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2003 to the comparable periods in 2002.

Prior to September 6, 2002, PPL Global held 51% of the equity interest in WPD, but shared joint control with Mirant. On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPD and gained complete control. The purchase of Mirant's interest was accounted for as a step-acquisition and resulted in the consolidation of WPD's results of operations as of January 1, 2002. Therefore, PPL Energy Supply's Statement of Income for the three and nine months ended September 30, 2002 has been reclassified to reflect the consolidation of WPD's results. Mirant's $19 million and $72 million share of earnings for the three and nine months ended September 30, 2002 is reflected in "Minority Interest."

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three and nine months ended September 30, 2003, as compared to the same periods in 2002, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 6% and 10%.

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

Earnings

The changes in net income from period to period were, in part, attributable to several non-core items with significant earnings impacts as shown below. Income from core operations, which excludes the impact of non-core items, should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL Energy Supply believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL Energy Supply's underlying earnings performance as another criterion in making their investment decisions. PPL Energy Supply's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance. The table below reconciles income from core operations to net income, by eliminating the impact of non-core items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Income from core operations	$190	$164	$475	$440

Non-core items (net of tax):

Accounting changes:

Asset retirement obligations (Note 13)			63

Goodwill impairment (Note 12)				(150)

Unusual items:

Workforce reduction (Note 14)				(24)

CEMAR operating losses (Note 7)		(23)		(23)

CEMAR impairment (Note 7)				(98)

Net Income - actual	$190	$141	$538	$145

The after-tax changes in core earnings were primarily due to:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Domestic:

Higher wholesale energy margins	$9	$38

Net energy trading margins	3	(2)

Lower unregulated retail energy margins	(5)	(4)

Lower regulated retail energy margins		(37)

Realized earnings on decommissioning trust fund	6	10

Trademark royalties to affiliates	(6)	(17)

Operating and maintenance expenses	7	(8)

Other	5	1

International:

Higher earnings from U.K. operations	6	58

Other	1	(4)

	$26	$35

The period to period changes in earnings components, including margins by activity and income statement line items, are discussed in the balance of the discussion in "Results of Operations." The increase in earnings from U.K. operations was primarily due to obtaining complete ownership of WPD in September 2002. (See Note 7 to the Financial Statements for additional information.)

PPL Energy Supply's future earnings could be impacted by a number of factors, including the following:

  PPL Energy Supply expects that the low level of wholesale energy prices will continue to put pressure on margins in 2003 and beyond. Based upon current energy price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded at this time. PPL Energy Supply is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material. See "Application of Critical Accounting Policies - Asset Impairment" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for additional information.
  Earnings in the fourth quarter of 2003 and beyond will be impacted by the consolidation of variable interest entities (as discussed in Note 15 to the Financial Statements).
  Earnings in 2005 and beyond may be impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). WPD cannot predict the ultimate outcome of the rate review.
  PPL Energy Supply operates a synfuel facility and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. See Note 8 to the Financial Statements for a discussion of the IRS review of synfuel production procedures, and the projected annual earnings attributable to PPL Energy Supply's synfuel operations.
  PPL Energy Supply expects to record the benefit of a tax loss associated with the CEMAR investment in the fourth quarter of 2003. This is expected to increase 2003 reported earnings by $85 million to $112 million. Future earnings may also be impacted by the ultimate exiting of this investment.

Domestic Energy Margins

The following table provides changes in income statement line items that comprise domestic gross energy margins for the three and nine months ended September 30, 2003, compared with the same periods in 2002:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Wholesale energy marketing revenues	$28	$215

Wholesale energy marketing to affiliates	1	9

Unregulated retail electric and gas revenues	(13)	(19)

Net energy trading margins	5	(4)

Other revenue adjustments (a)	6	16

Total revenues	27	217

Fuel	(12)	41

Energy purchases	11	151

Energy purchases from affiliates	(4)	(7)

Other cost adjustments (a)	20	41

Total cost of sales	15	226

Domestic gross energy margins	$12	$(9)

(a)

Adjusted to exclude the impact of any costs and revenues not associated with domestic energy margins, in particular, costs related to the international operations of PPL Global. Also adjusted to include gains on sales of emission allowances, which are included in other operation and maintenance expenses on the Statement of Income.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities listed in the following table. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Wholesale - Eastern U.S.	$4	$35

Wholesale - Western U.S.	11	30

Net energy trading	5	(4)

Unregulated retail	(8)	(7)

Regulated retail		(63)

Domestic gross energy margins	$12	$(9)

Wholesale - Eastern U.S.

Eastern wholesale margins were higher for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to higher volumes, which increased by 11% and 39% over the same periods in 2002. The higher volumes were primarily driven by market opportunities to optimize the value of generating assets, and for the nine months ended September 30, 2003, by higher spot prices that allowed PPL Energy Supply to increase the utilization of its higher-cost generating units and by 699 MW of new generation which began commercial operations in mid-2002. Average PJM spot market real time prices rose 43% for the nine months ended September 30, 2003, compared to the same period in 2002. Partially offsetting the increase in wholesale energy margins for the nine months ended September 30, 2003, compared to the same period in 2002, was the buyout of a NUG contract in February 2002, which reduced power purchases by $25 million.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $5 million and $28 million higher for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to higher wholesale prices. Average wholesale prices for the three and nine months ended September 30, 2003 were $6/MWh higher than those realized in the same periods in 2002. Also, the nine months ended September 30, 2003 includes a $3 million favorable settlement with Energy West Resources, Inc. in June 2003.

In the Southwest, margins were $6 million higher for the three months ended September 30, 2003, compared to the same period in 2002, primarily due to the inception of new tolling agreements in Arizona in mid-2003. Margins in the Southwest were $2 million higher for the nine months ended September 30, 2003, compared to the same period in 2002, due to the new tolling agreements in Arizona, partially offset by lower margins earlier in the year due to lower sales volumes.

Net Energy Trading

PPL Energy Supply enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF 02-3. These physical and financial contracts cover trading activity associated with electricity, gas and oil. Margins include both realized and unrealized gains and losses. The $5 million increase for the three months ended September 30, 2003, compared to the same period in 2002, was primarily due to realized gains associated with electricity positions. The $4 million decrease for the nine months ended September 30, 2003, compared to the same period in 2002, was primarily due to realized electric swap losses in 2003. The physical volumes associated with energy trading for the three months ended September 30, 2003 were 2,760 GWh and 3.8 Bcf, compared to 3,088 GWh and 3.6 Bcf for the three months ended September 30, 2002. Energy trading physical volumes for the nine months ended September 30, 2003 were 7,616 GWh and 11.0 Bcf, compared to 7,824 GWh and 8.7 Bcf for the nine months ended September 30, 2002.

Unregulated Retail

Unregulated retail margins were lower for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to significantly lower electric retail prices in the West. West retail contract prices decreased by approximately 22% for both the three and nine months ended September 30, 2003, compared to the same periods in 2002.

Regulated Retail

Regulated retail margins in the East were flat for the three months ended September 30, 2003, compared to the same period in 2002, as sales and supply costs were unchanged between the periods. For the nine months ended September 30, 2003, regulated retail margins decreased by 10%, compared to the same period in 2002, due to higher supply costs resulting from higher purchased power prices during the first half of 2003. Purchase power prices were higher because of increased gas and oil prices and the abnormally cold winter.

Utility Revenues

The decreases in utility revenues were attributable to the following:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

International:

Retail electric delivery (PPL Global)

U.K.	$2	$31

El Salvador	3	12

Bolivia		1

Chile	10	9

Brazil	(48)	(113)

	$(33)	$(60)

The decrease for both periods was primarily due to the deconsolidation of CEMAR in August 2002. PPL Global stopped recording operating results of CEMAR upon relinquishing control to ANEEL. (See Note 7 to the Financial Statements for additional information.)

The decreases for the three and nine month periods were partially offset by:

  higher WPD revenues in the U.K. primarily due to the change in foreign currency exchange rates from period to period;
  higher revenues in El Salvador primarily due to higher volumes and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003; and
  higher revenues in Chile primarily due to higher volumes and the consolidation of certain transmission revenues. (See Note 7 to the Financial Statements for additional information.)

Energy Related Businesses

Energy related businesses contributed $19 million less to operating income for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease resulted primarily from:

  $8 million due to credits recorded on development projects in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state;
  a $6 million operating loss on some Hyder properties in 2003, which were subsequently sold in April 2003; and
  a $4 million decrease in Latin America revenues from lower material and construction project sales. In 2002, PPL Global's Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas of Bolivia.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was primarily due to:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Increase in WPD expenses due to increases in foreign currency exchange rates, regulatory accounting adjustments, and resolution of purchase accounting contingencies in the second quarter of 2002 related to the Hyder acquisition	$6	$29

Decrease in domestic and international pension income	9	28

Allocated trademark license fees from a PPL subsidiary	10	22

Additional expenses of new generating facilities that became operational in mid-2002	4	21

Accretion expense as a result of applying SFAS 143, "Accounting for Asset Retirement Obligations." See Note 13.	5	14

Outage costs associated with the turbine replacement at the Susquehanna station		7

Impairment charge on transmission rights		4

Increased expenses in domestic business lines and other-net	7	19

Change to account for CEMAR on the cost-method	(23)	(38)

Insurance settlements - property damage and environmental	(22)	(26)

Reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(6)	(16)

Gains on sales of emission allowances	(2)	(9)

Decrease in the Clean Air Act contingency relating to generating facilities		(8)

Estimated 2002 vacation liability adjustment in conjunction with the workforce reduction	(6)	(6)

	$(18)	$41

The decreases in pension income for the three and nine months ended September 30, 2003 were attributable to PPL Energy Supply's participation in PPL's primary domestic pension plan and the U.K. pension plans of WPD. As a result of weak capital markets during 2002, PPL's domestic and U.K. pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its expected return on assets assumption for its pension plans for 2003. In addition, declining fixed-income security yield rates resulted in PPL decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL Energy Supply will record in 2003. Through September 30, 2003, PPL Energy Supply recorded approximately $30 million of pension income and will record approximately $10 million of additional pension income in the fourth quarter of 2003. Future levels of income or expense will depend on ongoing market conditions and results.

Depreciation

Depreciation expense increased by $9 million for the nine months ended September 30, 2003, compared with the same period in 2002. Normal plant additions accounted for a $16 million increase. Other impacts on depreciation were as follows:

  WPD depreciation increased by $10 million due to depreciation on the write-up to fair value of assets acquired in the acquisition, and by $7 million from increased foreign currency exchange rates.
  PPL Global's deconsolidation of CEMAR in 2002 resulted in a $7 million decrease in depreciation on those assets in 2003.
  Due to the application of SFAS 143 on January 1, 2003, PPL Susquehanna depreciation expense (which previously included nuclear decommissioning expense) decreased by $17 million for the nine months ended September 30, 2003, compared with the same period in 2002. There was a corresponding recording of accretion expense in 2003, which is part of other operation expense.

Write-down of International Energy Projects

See Note 7 to the Financial Statements for additional information on the write-down of PPL Global's investment in CEMAR.

Workforce Reduction

See Note 14 to the Financial Statements for information regarding the $41 million charge recorded in 2002.

Other Income - net

See Note 10 to the Financial Statements for details of other income.

Interest Expense

The decreases in interest expense were due to:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Decrease in long-term debt interest due to debt retirements	$(12)	$(20)

Decrease in long-term debt interest from the deconsolidation of CEMAR	(17)	(34)

Write-off unamortized swap costs on WPD debt restructuring		11

Decrease in short-term debt interest	(7)	(1)

Interest on Preferred Securities due to applying SFAS 150	3	3

Capitalized interest and other	11	19

	$(22)	$(22)

Income Taxes

Income taxes increased by $3 million and decreased by $37 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The changes were primarily due to:

  higher pre-tax book income, resulting in $11 million and $18 million increases in income taxes for the three and nine months ended September 30, 2003; offset by a reduction related to an impairment charge on PPL Energy Supply's investment in CEMAR resulting in a $33 million deferred income tax valuation allowance recorded in the second quarter of 2002; and
  differences in income recognition for tax purposes related to foreign affiliates resulting in $9 million and $20 million reductions in income taxes for the three and nine months ended September 30, 2003.

Cumulative Effect of a Change in Accounting Principle

PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. It requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million. See Note 13 to the Financial Statements for additional information.

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

Financial Condition

Liquidity

At September 30, 2003, PPL Energy Supply had $339 million of cash and cash equivalents and $84 million of short-term debt (including long-term debt due within one year). At December 31, 2002, PPL Energy Supply had $149 million of cash and cash equivalents and $934 million of short-term debt (including long-term debt due within one year).

The increase in PPL Energy Supply's cash position was primarily the net result of:

  cash provided by operating activities of $645 million,
  the net decrease of $597 million of notes receivables from affiliates, the issuance of $799 million of long-term debt, and
  $261 million of contributions from Member; offset by
  the net decrease of $858 million of short-term debt,
  the retirement of $56 million of long-term debt,
  $909 million of distributions to Member, and
  capital expenditures of $322 million.

In July 2003, PPL Energy Supply determined that, based on its strong current cash position and anticipated cash flows, it would not need to access the commercial paper markets through at least the end of 2003. PPL Energy Supply currently has no commercial paper outstanding. As a result, PPL Energy Supply requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for the currently inactive commercial paper program, which they did effective as of July 9, 2003. Based on current cash position and credit availabilities under its respective revolving credit facilities, PPL Energy Supply does not expect this decision to limit its ability to fund its short-term liquidity needs.

Rating Agency Decisions - PPL Energy Supply

S&P, Moody's and Fitch recently reviewed the credit ratings on the debt of PPL Energy Supply. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to impact PPL Energy Supply's ability to raise new long-term debt. These ratings decisions will have an insignificant impact on PPL Energy Supply's cost of maintaining its credit facilities and the cost of any new long-term debt.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to its securities.

S&P

In April 2003, S&P notified PPL Energy Supply that it affirmed the 'BBB' corporate credit rating for PPL Energy Supply. S&P indicated that PPL Energy Supply remains on negative outlook. S&P indicated that the negative outlook for PPL Energy Supply reflects its view of weak debt-protection measures due to low wholesale energy prices. S&P also affirmed the 'A-2' commercial paper rating of PPL Energy Supply.

Moody's

In May 2003, Moody's downgraded the credit ratings on PPL Energy Supply's senior unsecured notes to 'Baa2' from 'Baa1'. The Moody's ratings outlook was stable for PPL Energy Supply.

Moody's stated that its downgrade reflects its concerns about PPL Energy Supply's modest exposure to merchant generation risk, the continued weakness in the wholesale power market and the associated financial impact on PPL Energy Supply, and concerns regarding the amount of cash flow to be generated from PPL Energy Supply's non-regulated domestic operations and the free cash flow available from its regulated international assets. However, Moody's also indicated that the full requirements contract between PPL Electric and PPL EnergyPlus, which previously was approved by the PUC and which extends through December 2009, provides a predictable stream of cash flows to PPL Energy Supply during such time period. Moody's also noted that PPL Energy Supply's management has already implemented a number of initiatives to strengthen its current credit quality and reduce its debt levels, such as a sizeable reduction in planned capital expenditures, the cancellation of projects under development, workforce reductions and write-downs of certain investments.

PPL Energy Supply's short-term debt rating was not impacted by Moody's long-term debt review.

In September 2003, Moody's announced that it was placing PPL Montana's 8.903% Pass-Through Certificates due 2020 under review for possible downgrade. These securities currently are rated 'Baa3' by Moody's. Moody's stated that its review is prompted by its concerns about the credit profile of PPL Montana's largest customer, NorthWestern, and lower cash flow generation than was forecasted at the time the securities were issued in 2000. See Note 8 to the Financial Statements for additional information on NorthWestern's current situation. Management does not expect any action by Moody's based on this review to limit PPL Montana's ability to fund its short-term liquidity needs. PPL Montana has no plans to raise new long-term debt. Any ratings downgrade by Moody's would have an insignificant impact on PPL Montana's cost of maintaining the credit facility that it has in place with its affiliate. In addition, management does not expect any ratings downgrade by Moody's based on this review to have any adverse impact on the credit ratings of PPL Energy Supply.

Fitch

In May 2003, Fitch notified PPL Energy Supply that it:

  affirmed both the 'BBB+' rating of PPL Energy Supply's senior unsecured debt, and the 'F2' rating of its commercial paper; and
  placed PPL Energy Supply on negative outlook.

Fitch indicated that the change in outlook for PPL Energy Supply results from the increase during 2002 in its generation asset portfolio that is dependent on merchant generation, continued weakness in U.S. merchant energy markets and exposure to international distribution assets primarily in Latin America and the U.K. However, Fitch noted that PPL Energy Supply derives significant earnings and cash flow from long-term supply contracts, including the full requirements contract between PPL Electric and PPL EnergyPlus, that on average account for about 70% of PPL Energy Supply's gross margin over the next five years.

Rating Agency Decisions - WPD

In February 2003, Moody's confirmed the ratings of WPDH Limited and WPD (South Wales) at 'Baa2' and 'Baa1', and downgraded WPD LLP from 'Baa1' to 'Baa2' and SIUK Capital Trust I from 'Baa2' to 'Baa3'. The outlook on all ratings was stable. In March 2003, S&P assigned its 'BBB+' senior unsecured debt rating to the £200 million bonds issued by WPD (South West). At the same time, the 'BBB+' and 'A-2' corporate credit ratings on SIUK PLC were withdrawn as a result of the acquisition of its debt by WPD LLP. S&P assigned its 'BBB' long-term and 'A-2' short-term corporate credit ratings to WPD LLP in line with the ratings on the rest of the WPD group.

Following a review of holding companies of U.K. regulated utilities, in July 2003 S&P downgraded the long-term ratings from 'BBB' to 'BBB-' and short-term ratings from 'A-2' to 'A-3' for both WPDH Limited and WPD LLP, and retained a negative outlook. At the same time, S&P reaffirmed the credit ratings for WPD (South West) and WPD (South Wales) at 'BBB+'. This is in line with S&P U.K.'s recently announced implementation of a new methodology related to U.K. electric distribution holding companies wherein electric distribution operating companies rated in the 'BBB' category will have the parent holding company (WPDH Limited) notched down by two categories from the operating company rating level. WPD's management does not expect the placement of WPD on negative outlook to limit its ability to fund its short-term liquidity needs or access new long-term debt or to impact the cost of any new long-term debt.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Accounting and Reporting

PPL Energy Supply follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," to account for contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. PPL Energy Supply is in the process of evaluating the impact of adopting EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,' " which requires prospective application as of October 1, 2003.

In April 2003, the FASB issued SFAS 149, which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.

PPL Energy Supply adopted SFAS 149 effective July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL Energy Supply for the quarter ended September 30, 2003. PPL Energy Supply has changed the accounting for certain transactions on a prospective basis to conform with SFAS 149. This change could result in increased volatility in other comprehensive income and earnings in future periods.

For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. The following summarizes the changes to the electricity guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts due to the adoption of SFAS 149:

  Any wholesale and retail contracts to sell electricity and the related capacity that are expected to be delivered from PPL Energy Supply's generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.
  Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.
  Physical electricity purchases that increase PPL Energy Supply's long position and any energy sale or purchase considered a "market call" are speculative, with unrealized gains or losses recorded immediately through earnings.
  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL Energy Supply will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income.

Transactions which do not qualify for hedge accounting treatment are marked to market through earnings.

Commodity Price Risk

As of September 30, 2003, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $174 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL Energy Supply also executes energy contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Energy Supply's trading contracts mature at various times through 2005. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Fair value of contracts outstanding at the beginning of the period	$(7)	$1	$(6)

Contracts realized or otherwise settled during the period	7	(1)	16	$(2)

Fair value of new contracts at inception		(5)	(2)	(12)

Other changes in fair values	(3)	1	(11)	10

Fair value of contracts outstanding at the end of the period	$(3)	$(4)	$(3)	$(4)

During the three and nine months ended September 30, 2003, PPL Energy Supply reversed net losses of approximately $7 million and $16 million, and during the three and nine months ended September 30, 2002, PPL Energy Supply reversed net gains of approximately $1 million and $2 million. These amounts do not reflect intra-period contracts that were entered into and settled during the period.

"Other changes in fair values" represents changes in the market value of contracts outstanding at the end of the period.

As of September 30, 2003, the net unrealized loss on PPL Energy Supply's trading activities expected to be realized in earnings during the next three months is approximately $9 million.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at September 30, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted

Prices provided by other external sources	$(1)				$(1)

Prices based on models and other valuation methods	(2)				(2)

Fair value of contracts outstanding at the end of the period	$(3)				$(3)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange.

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

As of September 30, 2003, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $3 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations. PPL manages interest rate risk for PPL Energy Supply by using various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjusting the duration of its debt portfolio and locking in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2003, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $1 million.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At September 30, 2003, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $127 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At September 30, 2003, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was insignificant.

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

PPL holds contracts for the forward purchase of 26 million euros and £1 million to pay for certain equipment of a PPL Energy Supply subsidiary in 2003 and 2004. The estimated value of these forward purchases as of September 30, 2003, being the amount PPL would receive to terminate them, was approximately $6 million.

To protect expected income in British pounds sterling, PPL entered into average rate options for £26 million and average rate forward sale agreements for £20 million. To protect expected income in Chilean pesos, PPL entered into average rate options for 4 billion Chilean pesos. At September 30, 2003, the market value of these positions, representing the amount PPL would pay to terminate them, was $1 million.

WPDH Limited executed cross-currency swaps totaling $1.3 billion to hedge the value of its U.S. dollar-denominated bonds. The estimated value of this position on September 30, 2003, being the amount PPL would pay to terminate them, was $31 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2003, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2003, a hypothetical 10% adverse movement in interest rates and a 10% decrease in equity prices would have resulted in an estimated $21 million reduction in the fair value of the trust assets.

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

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply or PPL Montana in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For information on related party accounting transactions, see Note 9 to the Financial Statements.

Acquisitions and Development

From time-to-time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At September 30, 2003, PPL Energy Supply had domestic generation projects under development which will provide 645 MW of additional generation.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

FIN 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 was originally required to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which delays the effective date for applying the provisions of FIN 46 to interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after December 15, 2003.

FIN 46 did not have an impact on PPL Energy Supply during the three or nine months ended September 30, 2003. PPL Energy Supply is in the process of evaluating entities in which it holds a variable interest that was acquired before February 1, 2003. Except as discussed below, PPL Energy Supply is currently not aware of any variable interest entities that are not consolidated as of September 30, 2003 but which it will be required to consolidate in accordance with FIN 46 effective December 31, 2003. As it continues to evaluate the impact of applying FIN 46, PPL Energy Supply may identify additional entities that it would need to consolidate.

The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities in which PPL Energy Supply is the primary beneficiary. Consequently, under FIN 46, PPL Energy Supply will be required to consolidate the financial statements of the lessors effective December 31, 2003. The principal impact from consolidating the lessors under these leases will be the inclusion of the generation facilities as assets and the lease financing as liabilities in the consolidated balance sheet of PPL Energy Supply. Additionally, PPL Energy Supply will be required to recognize a cumulative effect of a change in accounting principle in connection with the initial consolidation of these variable interest entities. PPL Energy Supply estimates that, upon applying the provisions of FIN 46 to these entities effective December 31, 2003, it will recognize approximately $1.0 billion of additional assets and liabilities on its balance sheet and a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle. See Note 15 to the Financial Statements for a discussion of the leases.

Other

See Note 15 to the Financial Statements for information on other new accounting standards adopted in 2003 or pending adoption.

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

See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy, except for asset retirement obligations which is discussed below. For an additional discussion on the impact of SFAS 149 on price risk management, see "Risk Management - Energy Marketing & Trading and Other" in Financial Condition. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

PPL Energy Supply adopted SFAS 143 effective January 1, 2003. Initial adoption of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million. PPL Energy Supply's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability and the cumulative effect gain.

The following chart reflects the sensitivities associated with a change in these assumptions upon initial adoption. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

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

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2003 to the comparable periods in 2002.

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

Earnings

The changes in net income from period to period were, in part, attributable to an unusual item with unfavorable earnings impacts as show below. Income from core operations, which excludes the impact of unusual items, should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL Electric believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL Electric's underlying earnings performance as another criterion in making their investment decisions. PPL Electric's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance. The table below reconciles income from core operations to net income, by eliminating the impact of unusual items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Income (loss) from core operations	$(1)	$24	$28	$55

Unusual item (net of tax):

Workforce reduction (Note 14)	(5)		(5)	(19)

Net Income (loss) - actual	$(6)	$24	$23	$36

The after-tax changes in core earnings were primarily due to:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	$(2)	$15

Higher ancillary expenses		(4)

Higher operating and maintenance expenses	(9)	(19)

Lower dividends and distributions on preferred securities	2	7

Lower interest income	(3)	(5)

Higher interest expense (excluding transition bonds)	(2)	(7)

Settlement of capital stock tax in 2002	(7)	(7)

Lower affiliated revenues	(2)	(6)

Higher depreciation expense	(2)	(4)

Other - net		3

	$(25)	$(27)

The period to period changes in earnings components are discussed in the balance of "Results of Operations."

In May 2003, PPL Electric announced that it expects to file a request for a delivery rate increase with the PUC in the spring of 2004. If approved, the new rates will go into effect in January 2005, when PPL Electric's distribution rate cap expires. PPL Electric has not yet determined the amount of the rate increase it will request, and cannot predict the amount of such increase that will ultimately be approved by the PUC.

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Electric delivery	$1	$48

PLR electric generation supply	(2)	11

Delivery and PLR supply to PPL Generation	(6)	(12)

Other		(4)

	$(7)	$43

The decrease in operating revenue from retail electric operations for the three months ended September 30, 2003, compared with the same period in 2002, was primarily due to lower sales to PPL Generation beginning in April 2003. PPL Generation's power plants began self-supplying their station use at that date, rather than taking delivery from PPL Electric.

The increase in operating revenues from retail electric operations for the nine months ended September 30, 2003, compared with the same period in 2002, was primarily due to:

  higher delivery revenues resulting from a 1.5% increase in delivery sales. The increase in sales volume was due in part to colder winter weather in the first quarter of 2003;
  higher net unbilled revenues;
  higher PLR revenues due to increased energy and capacity rates in 2003 compared with 2002; and
  lower sales to PPL Generation's power plants, as described above.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. With the termination in February 2002 of a NUG contract, PPL Electric purchased less NUG energy in 2003 and therefore had less electricity to sell to PPL EnergyPlus.

Other Operation Expenses

The increases in other operation expenses were due to:

	September 30, 2003 vs. September 30, 2002
	Three Months Ended	Nine Months Ended

Decrease in pension income	$2	$11

Incremental storm restoration costs associated with Hurricane Isabel	6	6

Increases in expenses in responding to customers' service calls	2	4

Environmental accrual for a former manufactured gas plant		2

Increased electric contractor/additional material costs	1	2

Increased residential weatherization program expenses	1	2

Increase to property damage provision, based on an aging of those accounts receivable		1

Other increases - net	1	4

Reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(4)	(10)

Estimated 2002 vacation liability adjustment in conjunction with the workforce reduction	(7)	(7)

	$2	$15

The decreases in pension income for the three and nine months ended September 30, 2003 were attributable to PPL Electric's participation in PPL's primary domestic pension plan. As a result of weak capital markets during 2002, PPL's domestic pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its expected return on assets assumption for 2003. In addition, declining fixed-income security yield rates resulted in PPL's decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL will record in 2003. PPL Electric participates in PPL's primary domestic pension plan and is allocated approximately 46% of the obligations and costs of that plan. Through September 30, 2003, PPL Electric was allocated approximately $3 million of pension income and expects to be allocated an additional $1 million of pension income in the fourth quarter of 2003. Future levels of pension income or expense depend on ongoing market conditions and plan results.

Maintenance Expenses

Maintenance expenses increased by $13 million for the three months ended September 30, 2003, compared with the same period in 2002. The increase was primarily due to $7 million of incremental storm restoration costs due to Hurricane Isabel, $2 million associated with summer storms and a $2 million increase in tree trimming costs.

Maintenance expenses increased by $18 million for the nine months ended September 30, 2003, compared with the same period in 2002. The increase was primarily due to the $9 million of storm restoration costs mentioned above, as well as $2 million of work performed to assure reliability of the transmission and distribution system and $4 million in lower rent allocations to other PPL affiliates in 2003.

Depreciation

Depreciation increased by $3 million and $7 million for the three and nine months ended September 30, 2003, compared with the same periods in 2002, primarily due to plant and software additions, including the automated meter reading project.

Taxes, Other Than Income

Taxes, other than income, increased by $9 million and $11 million during the three and nine months ended September 30, 2003, compared with the same periods in 2002. These increases were primarily due to the settlement of prior years' capital stock tax refund claims of $8 million in 2002, and higher taxes related to an increase in the basis on which capital stock tax is calculated for 2003.

Workforce Reduction

See Note 14 to the Financial Statements for information regarding the $33 million charge recorded in June 2002 and the $9 million charge recorded in September 2003.

Income Taxes

Income taxes decreased by $18 million and $5 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002, as a result of lower pre-tax book income.

Dividends and Distributions - Preferred Securities

Dividends and distributions on preferred securities decreased by $3 million and $12 million during the three and nine months ended September 30, 2003, compared with the same periods in 2002, due to the retirement of preferred securities in 2002.

Financial Condition

Liquidity

At September 30, 2003, PPL Electric had $208 million of cash and cash equivalents and $303 million of long-term debt due within one year. At December 31, 2002, PPL Electric had $29 million of cash and cash equivalents and $289 million of short-term debt (including long-term debt due within one year).

The increase in PPL Electric's cash position was primarily the net result of:

  cash provided by operating activities of $415 million,
  the issuance of $190 million of long-term debt,
  a $90 million net decrease in notes receivable from affiliates, and a $75 million capital contribution from PPL; offset by
  the retirement of $351 million of long-term debt,
  payment of $32 million of common and preferred dividends,
  retirement of preferred stock of $14 million,
  repayment of commercial paper of $15 million, and
  capital expenditures of $174 million.

In July 2003, PPL Electric determined that, based on its strong current cash position and anticipated cash flows, it would not need to access the commercial paper markets through at least the end of 2003. PPL Electric currently has no commercial paper outstanding. As a result, PPL Electric requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for the currently inactive commercial paper program, which they did effective as of July 9, 2003. Based on current cash position and credit availabilities under its respective revolving credit facilities, PPL Electric does not expect this decision to limit its ability to fund its short-term liquidity needs.

Rating Agency Decisions

S&P and Moody's recently reviewed the credit ratings on the debt and preferred securities of PPL Electric. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to impact PPL Electric's ability to raise new long-term debt. These ratings decisions will have an insignificant impact on PPL Electric's cost of maintaining its credit facilities and the cost of any new long-term debt.

The ratings of S&P and Moody's are not a recommendation to buy, sell or hold any securities of PPL Electric. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to its securities.

S&P

In April 2003, S&P notified PPL Electric that it affirmed 'A-' ratings on PPL Electric's first mortgage bonds and senior secured bonds, and placed PPL Electric on negative outlook. S&P also affirmed the 'A-2' commercial paper rating of PPL Electric.

Moody's

In May 2003, Moody's downgraded the credit ratings on PPL Electric's first mortgage bonds and senior secured bonds to 'Baa1' from 'A3'. The ratings outlook was stable for PPL Electric. PPL Electric's short-term debt rating was not impacted by Moody's long-term debt review.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At September 30, 2003, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At September 30, 2003, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $60 million.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For information on related party accounting transactions, see Note 9 to the Financial Statements.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 15 to the Financial Statements for information on new accounting standards adopted in 2003 or pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: pension and other postretirement benefits, and loss accruals. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL MONTANA, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the results of operations and financial condition of PPL Montana is abbreviated as PPL Montana meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q. This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the nine months ended September 30, 2003 to the comparable period in 2002.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings

Net income increased by $18 million for the nine months ended September 30, 2003, compared with the same period in 2002. The increase was primarily due to higher wholesale prices in the western U.S.

Operating Revenues

Operating revenues increased by $46 million for the nine months ended September 30, 2003, compared with the same period in 2002. Higher wholesale energy prices in 2003, compared with 2002, accounted for $35 million of this increase. Higher sales volumes accounted for an additional $11 million increase.

Operating Expense

Operating expenses increased by $18 million during the nine months ended September 30, 2003, compared with the same period in 2002. Operating expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. The increase was primarily due to a $19 million increase in energy purchases. Higher power prices resulted in an $18 million increase in energy purchases, while an increase in volumes purchased resulted in an increase of $1 million.

Generation increased by 306 million kWh during the nine months ended September 30, 2003, compared with the same period in 2002. This increase was due to improved operational performance from coal-fired generation units.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Accounting and Reporting

PPL Montana follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," to account for contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. PPL Montana is in the process of evaluating the impact of adopting EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," which requires prospective application as of October 1, 2003.

In April 2003, the FASB issued SFAS 149, which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.

PPL Montana adopted SFAS 149 effective July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL Montana for the quarter ended September 30, 2003. PPL Montana has changed the accounting for certain transactions on a prospective basis to conform with SFAS 149. This change could result in increased volatility in other comprehensive income and earnings in future periods.

For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. The following summarizes the changes to the electricity guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts due to the adoption of SFAS 149:

  Any wholesale and retail contracts to sell electricity and the related capacity that are expected to be delivered from PPL Montana's generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.
  Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.
  Physical electricity purchases that increase PPL Montana's long position and any energy sale or purchase considered a "market call" are speculative, with unrealized gains or losses recorded immediately through earnings.
  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL Montana will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income.

Transactions which do not qualify for hedge accounting treatment are marked to market through earnings.

Commodity Price Risk

As of September 30, 2003, PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $85 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Montana's unsold generation would be improved. Because PPL Montana's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices.

PPL Montana also executes energy contracts to take advantage of market opportunities. As a result, PPL Montana may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Montana's trading contracts mature at various times through 2003. PPL Montana's net fair market value of trading contracts as of September 30, 2003 was insignificant.

As of September 30, 2003, the net unrealized gain on PPL Montana's trading activities expected to be realized in earnings during the next three months is insignificant.

PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by an insignificant amount at September 30, 2003.

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL and PPL Energy Supply may utilize various financial derivative products and risk management techniques on behalf of PPL Montana to adjust the mix of fixed and floating interest rates in PPL Montana's debt portfolio and thereby reduce its exposure to adverse interest rate movements. PPL Montana had no exposure to increased interest expense based on a 10% increase in interest rates.

New Accounting Standards

See Note 15 to the Financial Statements for information on new accounting standards adopted in 2003 or pending adoption.

Application of Critical Accounting Policies

PPL Montana's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Montana, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, leasing, and loss accruals.

See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy. For an additional discussion on the impact of SFAS 149 on price risk management, see "Risk Management - Energy Marketing & Trading and Other" in Financial Condition. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of September 30, 2003, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.

(b)	Change in internal control over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	Item 3 "Legal Proceedings" in PPL's, PPL Energy Supply's, PPL Electric's and PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002; and

•	Note 8 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Computation of Ratio of Earnings to Fixed Charges for the following Company:

	12(a)	-	PPL Energy Supply, LLC and Subsidiaries

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2003, filed by the following officers for the following companies:

	31(a)	-	William F. Hecht for PPL Corporation
	31(b)	-	John R. Biggar for PPL Corporation
	31(c)	-	William F. Hecht for PPL Energy Supply, LLC
	31(d)	-	James E. Abel for PPL Energy Supply, LLC
	31(e)	-	John F. Sipics for PPL Electric Utilities Corporation
	31(f)	-	James E. Abel for PPL Electric Utilities Corporation
	31(g)	-	James H. Miller for PPL Montana, LLC
	31(h)	-	James E. Abel for PPL Montana, LLC

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2003, furnished by the following officers for the following companies:

	32(a)	-	William F. Hecht for PPL Corporation
	32(b)	-	John R. Biggar for PPL Corporation
	32(c)	-	William F. Hecht for PPL Energy Supply, LLC
	32(d)	-	James E. Abel for PPL Energy Supply, LLC
	32(e)	-	John F. Sipics for PPL Electric Utilities Corporation
	32(f)	-	James E. Abel for PPL Electric Utilities Corporation
	32(g)	-	James H. Miller for PPL Montana, LLC
	32(h)	-	James E. Abel for PPL Montana, LLC

(b)	Reports on Form 8-K

Report dated July 9, 2003 - PPL, PPL Energy Supply and PPL Electric
	Item 5.	Other Events

Announced that based on their strong current cash positions and anticipated cash flows, they will not need to access the commercial paper markets through at least the end of 2003. As a result of this announcement, requested Standard & Poor's Ratings Services, Moody's Investor Service, Inc. and Fitch Ratings to withdraw their ratings for these currently inactive commercial paper programs, effective July 9, 2003.

Report dated July 29, 2003 - PPL
	Item 12.	Disclosure of Results of Operations and Financial Condition
Press release regarding PPL's results for the quarter ended June 30, 2003.
	Item 7.	Financial Statements and Exhibits
Press release announcing PPL's results for the quarter ended June 30, 2003.

Report dated September 11, 2003 - PPL Montana
	Item 9.	Rating Agency Announcement

Moody's Investors Service, Inc. announced that it was placing PPL Montana's 8.903% Pass-Through Certificates due 2020 under review for possible downgrade due to the credit profile of PPL Montana's largest customer, NorthWestern, and lower cash generation than was forecasted at the time the securities were issued in 2000.

	Item 7.	Financial Statements and Exhibits
Press Release by Moody's Investors Service, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

PPL Montana, LLC
(Registrant)

Date: November 10, 2003	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Joseph J. McCabe
Joseph J. McCabe
Vice President and Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)

/s/ Charles S. Baker
Charles S. Baker
Controller
(PPL Montana, LLC)
(principal accounting officer)