Form 10-Q
period 2004-06-30
PPL ENERGY SUPPLY LLC; PPL CORP; PPL ELECTRIC UTILITIES CORP
filed 2004-08-06
CIK 1161976, 922224, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 188,908,802 shares outstanding at July 30, 2004, excluding 31,034,493 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at July 30, 2004, excluding 79,270,519 shares held as treasury stock

This document is available free of charge at the Investor Center on PPL's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

GLOSSARY OF TERMS AND ABBREVIATIONS

£ - British pounds sterling.

1945 First Mortgage Bond Indenture - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Deutsche Bank Trust Company Americas, as trustee, as supplemented.

ANEEL - National Electric Energy Agency, Brazil's agency that regulates the transmission and distribution of electricity.

APA - Asset Purchase Agreement.

ARB - Accounting Research Bulletin.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

CEMAR - Companhia Energética do Maranhão, a Brazilian electric distribution company in which PPL Global had a majority ownership interest until the transfer of this interest in April 2004.

CGE - Compañia General de Electricidad, S.A., a distributor of electricity and natural gas with other industrial segments in Chile and Argentina in which PPL Global had an 8.7% direct and indirect minority ownership interest until the sale of this interest in March 2004.

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

DelSur - Distribuidora de Electricidad Del Sur, S.A. de C.V., an electric distribution company in El Salvador, a majority of which is owned by EC.

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

DIG - Derivatives Implementation Group.

EC - Electricidad de Centroamerica, S.A. de C.V., an El Salvadoran holding company and the majority owner of DelSur. EC was also the majority owner of El Salvador Telecom, S.A. de C.V. until the sale of this company in June 2004. PPL Global has 100% ownership of EC.

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

FIN - FASB Interpretation.

FSP - FASB Staff Position.

GAAP - generally accepted accounting principles.

GWh - gigawatt-hour, one million kilowatt-hours.

Hyder - Hyder Limited, a subsidiary of WPDL that was the previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, a diversified energy company based in Atlanta. PPL Global and Mirant jointly owned WPD from 1996 until September 6, 2002.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999. Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NorthWestern - NorthWestern Energy Division, a Delaware corporation and a division of NorthWestern Corporation and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPDES - National Pollutant Discharge Elimination System.

NRC - Nuclear Regulatory Commission, the federal agency that regulates operation of nuclear power facilities.

NUGs (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

PCB - polychlorinated biphenyl, an additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units, or PEPSSM Units) - securities issued by PPL and PPL Capital Funding Trust I, that consisted of a Preferred Security and a forward contract to purchase PPL common stock.

PEPS Units, Series B (Premium Equity Participating Security Units, or PEPSSM Units, Series B) - securities issued by PPL and PPL Capital Funding, that consisted of an undivided interest in a debt security issued by PPL Capital Funding and guaranteed by PPL, and a forward contract to purchase PPL common stock.

PJM (PJM Interconnection, L.L.C.) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLR (Provider of Last Resort) - PPL Electric providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Customer Choice Act.

PP&E - property, plant and equipment.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Capital Funding Trust I - a Delaware statutory business trust created to issue PEPS Units. This trust was terminated in June 2004.

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply, which markets wholesale and retail electricity, and supplies energy and energy services in deregulated markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries.

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

PPL Martins Creek - PPL Martins Creek, LLC, a generating subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation, which generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Services - PPL Services Corporation, a subsidiary of PPL, which provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL Energy Funding, which delivers high bandwidth telecommunication services in the Northeast corridor from Washington, D.C., to New York City and to six metropolitan areas in central and eastern Pennsylvania.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a wholly-owned subsidiary of PPL Electric that was formed to issue transition bonds under the Customer Choice Act.

Preferred Securities - company-obligated mandatorily redeemable preferred securities issued by PPL Capital Funding Trust I, which solely held debentures of PPL Capital Funding, and by SIUK Capital Trust I, which solely holds debentures of WPD LLP.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

PUC Final Order - final order issued by the PUC on August 27, 1998, approving the settlement of PPL Electric's restructuring proceeding.

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

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts. Favorable federal tax credits are available on qualified synthetic fuel products.

WPD - refers collectively to WPDH Limited and WPDL. PPL Global purchased Mirant's 49% ownership interest in these entities on September 6, 2002, thereby achieving 100% ownership and operational control.

WPD LLP - Western Power Distribution LLP, a wholly-owned subsidiary of WPDH Limited, which owns WPD (South West) and WPD (South Wales).

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect wholly-owned subsidiary of PPL Global. WPDH Limited owns WPD LLP.

WPDL - WPD Investment Holdings Limited, an indirect wholly-owned subsidiary of PPL Global. WPDL owns 100% of the common shares of Hyder.

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

  market demand and prices for energy, capacity and fuel;
  weather conditions affecting customer energy usage and operating costs;
  competition in retail and wholesale power markets;
  the outcome of pending rate cases in Pennsylvania and in the U.K.;
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
  asset acquisitions and dispositions;
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
  foreign exchange rates;
  new state or federal legislation, including new tax legislation;
  national or regional economic conditions, including any potential effects arising from terrorist attacks in the U.S., the situation in Iraq and any consequential hostilities or other hostilities; and
  the commitments and liabilities of PPL and its subsidiaries.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply and PPL Electric on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Energy Supply or PPL Electric to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply and PPL Electric undertake no obligations to update the information contained in such statement to reflect subsequent developments or information.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Operating Revenues
Utility	$907	$862	$1,992	$1,881
Unregulated retail electric and gas	29	33	60	84
Wholesale energy marketing	294	303	572	601
Net energy trading margins	5	12	12	5
Energy related businesses	127	129	246	256

Total	1,362	1,339	2,882	2,827

Operating Expenses
Operation
Fuel	172	135	375	332
Energy purchases	217	251	487	553
Other operation and maintenance	320	324	636	601
Amortization of recoverable transition costs	57	56	128	127
Depreciation	102	92	201	188
Taxes, other than income	64	60	121	125
Energy related businesses	132	135	270	256

Total	1,064	1,053	2,218	2,182

Operating Income	298	286	664	645

Other Income - net	19	23	31	31

Interest Expense	140	128	265	236

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	177	181	430	440

Income Taxes	26	49	98	118

Minority Interest	2	1	4	2

Distributions on Preferred Securities		14	1	27

Income from Continuing Operations	149	117	327	293

Loss from Discontinued Operations (net of income taxes)	1	1	2	1

Income Before Cumulative Effect of a Change in Accounting Principle	148	116	325	292

Cumulative Effect of a Change in Accounting Principle (net of income taxes)				63

Net Income	$148	$116	$325	$355

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.82	$0.68	$1.81	$1.73
Diluted	0.82	0.67	1.81	1.72
Net income:
Basic	$0.81	$0.68	$1.80	$2.10
Diluted	0.81	0.67	1.80	2.09

Dividends Declared per Share of Common Stock	$0.41	$0.385	$0.82	$0.77

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,

	2004	2003

Net Cash Provided by Operating Activities	$628	$498

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(345)	(358)
Investment in generating assets and electric energy projects	(30)
Proceeds from the sale of CGE	123
Other investing activities - net	(15)	6

Net cash used in investing activities	(267)	(352)

Cash Flows from Financing Activities
Issuance of common stock	589	411
Issuance of long-term debt	15	986
Retirement of long-term debt	(938)	(404)
Retirement of preferred stock		(10)
Payment of common dividends	(141)	(122)
Payment of preferred distributions	(1)	(23)
Net increase (decrease) in short-term debt	4	(834)
Other financing activities - net	(7)	(25)

Net cash used in financing activities	(479)	(21)

Net Increase (Decrease) In Cash and Cash Equivalents	(118)	125
Cash and Cash Equivalents at Beginning of Period	476	245

Cash and Cash Equivalents at End of Period	$358	$370

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$358	$476
Accounts receivable (less reserve: 2004, $93; 2003, $93)	523	555
Unbilled revenues	353	341
Fuel, materials and supplies - at average cost	270	256
Prepayments	124	54
Deferred income taxes	109	105
Price risk management assets	148	90
Other	100	143

	1,985	2,020

Investments
Investment in unconsolidated affiliates - at equity	204	230
Investment in unconsolidated affiliates - at cost		126
Nuclear plant decommissioning trust fund	373	357
Other	18	29

	595	742

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,729	5,456
Generation	3,893	3,362
General	458	435

	10,080	9,253
Construction work in progress	149	614
Nuclear fuel	138	144

Electric plant	10,367	10,011
Gas and oil plant	209	205
Other property	213	221

	10,789	10,437

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,559	1,687
Goodwill	1,079	1,068
Other intangibles	245	243
Other	982	926

	3,865	3,924

	$17,234	$17,123

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt	$65	$56
Long-term debt	939	395
Accounts payable	433	456
Above market NUG contracts	73	74
Taxes	139	178
Interest	123	121
Dividends	79	70
Price risk management liabilities	160	82
Other	334	337

	2,345	1,769

Long-term Debt (Note 6)	6,582	7,464

Long-term Debt with Affiliate Trusts (Note 6)	89	681

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,286	2,205
Above market NUG contracts	242	278
Other	1,530	1,362

	4,058	3,845

Commitments and Contingent Liabilities

Minority Interest	53	54

Preferred Stock without Sinking Fund Requirements	51	51

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	3,564	2,973
Treasury stock	(837)	(837)
Earnings reinvested	1,653	1,478
Accumulated other comprehensive loss	(274)	(297)
Capital stock expense and other	(52)	(60)

	4,056	3,259

	$17,234	$17,123

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Operating Revenues
Wholesale energy marketing	$294	$303	$572	$601
Wholesale energy marketing to affiliates	346	328	756	717
Utility	255	236	534	477
Unregulated retail electric and gas	29	33	60	84
Net energy trading margins	5	12	12	5
Energy related businesses	122	126	236	251

Total	1,051	1,038	2,170	2,135

Operating Expenses
Operation
Fuel	154	120	312	273
Energy purchases	163	199	378	448
Energy purchases from affiliates	39	38	77	83
Other operation and maintenance	232	242	468	450
Depreciation	73	64	142	133
Taxes, other than income	24	22	50	43
Energy related businesses	124	128	255	247

Total	809	813	1,682	1,677

Operating Income	242	225	488	458

Other Income - net	28	26	39	42

Interest Expense	77	60	133	102

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	193	191	394	398

Income Taxes	33	55	85	106

Minority Interest	2	1	4	2

Distributions on Preferred Securities		2		4

Income from Continuing Operations	158	133	305	286

Loss from Discontinued Operations (net of income taxes)	1	1	2	1

Income Before Cumulative Effect of a Change in Accounting Principle	157	132	303	285

Cumulative Effect of a Change in Accounting Principle (net of income taxes)				63

Net Income	$157	$132	$303	$348

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,

	2004	2003

Net Cash Provided by Operating Activities	$438	$322

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(234)	(234)
Investment in generating assets and electric energy projects	(30)
Proceeds from the sale of CGE	123
Net decrease in notes receivable from affiliates		428
Other investing activities - net	(23)	17

Net cash provided by (used in) investing activities	(164)	211

Cash Flows from Financing Activities
Issuance of long-term debt	15	797
Retirement of long-term debt	(663)	(53)
Distributions to Member	(124)	(650)
Contributions from Member	58	262
Net decrease in short-term debt	(61)	(819)
Net increase in note payable to affiliate	495
Other financing activities - net	1	(12)

Net cash used in financing activities	(279)	(475)

Net Increase (Decrease) In Cash and Cash Equivalents	(5)	58
Cash and Cash Equivalents at Beginning of Period	227	149

Cash and Cash Equivalents at End of Period	$222	$207

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$222	$227
Accounts receivable (less reserve: 2004, $67; 2003, $68)	298	320
Unbilled revenues	227	215
Accounts receivable from affiliates	129	71
Fuel, materials and supplies - at average cost	212	198
Price risk management assets	145	88
Other	132	158

	1,365	1,277

Investments
Investment in unconsolidated affiliates - at equity	204	212
Investment in unconsolidated affiliates - at cost		126
Nuclear plant decommissioning trust fund	373	357
Other	5	5

	582	700

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,355	3,129
Generation	3,893	3,362
General	229	204

	7,477	6,695
Construction work in progress	117	580
Nuclear fuel	138	144

Electric plant	7,732	7,419
Gas and oil plant	21	21
Other property	152	163

	7,905	7,603

Other Noncurrent Assets
Goodwill	1,024	1,013
Other intangibles	111	109
Other	610	548

	1,745	1,670

	$11,597	$11,250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt		$56
Long-term debt	$184	6
Accounts payable	374	381
Accounts payable to affiliates	41	53
Above market NUG contracts	73	74
Taxes	104	110
Interest	78	74
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	154	76
Other	227	222

	1,247	1,064

Long-term Debt	3,348	4,140

Note Payable to Affiliate	495

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,119	1,012
Above market NUG contracts	242	278
Deferred revenue on PLR energy supply to affiliate	52	58
Other	1,221	1,077

	2,634	2,425

Commitments and Contingent Liabilities

Minority Interest	53	54

Member's Equity	3,731	3,478

	$11,597	$11,250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003		2004	2003

Operating Revenues
Retail electric	$622		$593	$1,354	$1,299
Wholesale electric			7	4	15
Wholesale electric to affiliate	39		37	76	76

Total	661		637	1,434	1,390

Operating Expenses
Operation
Energy purchases	55		51	110	104
Energy purchases from affiliate	346		327	756	714
Other operation and maintenance	87		86	165	161
Amortization of recoverable transition costs	57		56	128	127
Depreciation	27		26	53	50
Taxes, other than income	38		37	69	81

Total	610		583	1,281	1,237

Operating Income	51		54	153	153

Other Income - net			1	1	4

Interest Expense	47		53	96	109

Income Before Income Taxes	4		2	58	48

Income Taxes	1		1	21	17

Income Before Distributions on Preferred Securities	3		1	37	31

Distributions on Preferred Securities			1	1	2

Income Available to PPL Corporation	$3	$		$36	$29

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,

	2004	2003

Net Cash Provided by Operating Activities	$185	$233

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(98)	(113)
Net increase in notes receivable from affiliates		(10)
Other investing activities - net	7	1

Net cash used in investing activities	(91)	(122)

Cash Flows from Financing Activities
Issuance of long-term debt		190
Retirement of long-term debt	(271)	(291)
Contribution from parent		75
Retirement of preferred stock		(10)
Payment of preferred distributions	(1)	(2)
Payment of common dividends to PPL Corporation	(2)	(19)
Net increase (decrease) in short-term debt	65	(15)
Other financing activities - net	(8)	(8)

Net cash used in financing activities	(217)	(80)

Net Increase (Decrease) in Cash and Cash Equivalents	(123)	31
Cash and Cash Equivalents at Beginning of Period	162	29

Cash and Cash Equivalents at End of Period	$39	$60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$39	$162
Accounts receivable (less reserve: 2004, $25; 2003, $24)	203	212
Unbilled revenues	124	123
Accounts receivable from affiliates	13	27
Income tax receivable	35	35
Materials and supplies - at average cost	32	30
Prepayments	75	5
Prepayment on PLR energy supply from affiliate	12	12
Deferred income taxes	40	45
Other	17	24

	590	675

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,374	2,327
General	225	226

	2,599	2,553
Construction work in progress	29	31

Electric plant	2,628	2,584
Other property	4	5

	2,632	2,589

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,559	1,687
Intangibles	116	116
Prepayment on PLR energy supply from affiliate	52	58
Other	343	344

	2,070	2,205

	$5,292	$5,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt	$65
Long-term debt	334	$289
Accounts payable	34	44
Accounts payable to affiliates	125	92
Taxes	56	86
Interest	29	32
Other	73	83

	716	626

Long-term Debt	2,333	2,648

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	746	728
Other	191	194

	937	922

Commitments and Contingent Liabilities

Preferred Stock without Sinking Fund Requirements	51	51

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	361	361
Treasury stock	(912)	(912)
Earnings reinvested	337	304
Capital stock expense and other	(7)	(7)

	1,255	1,222

	$5,292	$5,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

  Interim Financial Statements

  (PPL, PPL Energy Supply and PPL Electric)

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2003, is derived from each Registrant's 2003 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

  Certain amounts in the June 30, 2003, and December 31, 2003, financial statements have been reclassified to conform to the presentation in the June 30, 2004, financial statements.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

  Stock-Based Compensation (PPL, PPL Energy Supply and PPL Electric)

  Stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant to net income and EPS under both the intrinsic value and fair value methods of accounting for stock-based compensation for the three and six months ended June 30, 2004 and 2003. Also, there would not have been a material impact on reported net income and EPS had the fair value method been used to account for all outstanding stock-based compensation awards in all periods.

  New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

  See Note 16 for a discussion of new accounting standards adopted in 2004 or pending adoption.

  Income Taxes

  Reconciliations of effective income tax rates for PPL and PPL Energy Supply are as follows:

  (PPL)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before extraordinary item at statutory tax rate - 35%	$62	$63	$151	$154

Increase/(decrease) due to:

State income taxes	(4)	3		10

Amortization of investment tax credit	(2)	(2)	(5)	(5)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(15)	3	(18)	(5)

Federal income tax credits	(15)	(14)	(29)	(26)

Other		(4)	(1)	(10)

	(36)	(14)	(53)	(36)

Total income tax expense	$26	$49	$98	$118

Effective income tax rate	14.7%	27.1%	22.8%	26.8%

  (PPL Energy Supply)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before extraordinary item at statutory tax rate - 35%	$68	$66	$138	$139

Increase/(decrease) due to:

State income taxes	(2)	2	(1)	3

Amortization of investment tax credit	(2)	(2)	(4)	(4)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(15)	3	(18)	(5)

Federal income tax credits	(15)	(14)	(29)	(26)

Other	(1)		(1)	(1)

	(35)	(11)	(53)	(33)

Total income tax expense	$33	$55	$85	$106

Effective income tax rate	17.1%	28.8%	21.6%	26.6%

  Segment and Related Information

  (PPL and PPL Energy Supply)

  See the "Segment and Related Information" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of reportable segments.

  Financial data for the segments are as follows:

  (PPL)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Income Statement Data

Revenues from external customers

Supply	$438	$453	$857	$903

International	271	259	565	519

Delivery	653	627	1,460	1,405

	1,362	1,339	2,882	2,827

Intersegment revenues

Supply	346	328	756	717

Delivery	39	40	78	88

Net Income

Supply (a)	80	90	169	241

International	66	26	114	77

Delivery	2		42	37

	$148	$116	$325	$355

	June 30, 2004	December 31, 2003

Balance Sheet Data

Total assets

Supply	$6,667	$6,491

International	5,093	4,942

Delivery	5,474	5,690

	$17,234	$17,123

  (PPL Energy Supply)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Income Statement Data

Revenues from external customers

Supply	$780	$779	$1,605	$1,616

International	271	259	565	519

	1,051	1,038	2,170	2,135

Net Income

Supply (a)	91	106	189	271

International	66	26	114	77

	$157	$132	$303	$348

	June 30, 2004	December 31, 2003

Balance Sheet Data

Total assets

Supply	$6,504	$6,308

International	5,093	4,942

	$11,597	$11,250

(a)	The six months ended June 30, 2003, includes the "Cumulative Effect of a Change in Accounting Principle" recorded in January 2003. See Note 14 for additional information.

  Earnings Per Share

  (PPL)

  Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using weighted average shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs;
•	common stock purchase contracts that were a component of the PEPS Units and PEPS Units, Series B; and
•	convertible senior notes.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Income (Numerator)

Income from continuing operations	$149	$117	$327	$293

Loss from discontinued operations (net of tax)	1	1	2	1

Cumulative effect of a change in accounting principle (net of tax)				63

Net Income	$148	$116	$325	$355

Shares (Denominator)

Shares for Basic EPS	182,962	171,892	180,437	169,482

Add: Incremental shares:

Stock options and other share-based awards	562	649	585	579

Shares for Diluted EPS	183,524	172,541	181,022	170,061

Basic EPS

Income from continuing operations	$0.82	$0.68	$1.81	$1.73

Loss from discontinued operations (net of tax)	0.01		0.01

Cumulative effect of a change in accounting principle (net of tax)				0.37

Net Income	$0.81	$0.68	$1.80	$2.10

Diluted EPS

Income from continuing operations	$0.82	$0.67	$1.81	$1.72

Loss from discontinued operations (net of tax)	0.01		0.01

Cumulative effect of a change in accounting principle (net of tax)				0.37

Net Income	$0.81	$0.67	$1.80	$2.09

  In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contained a purchase contract component for PPL's common stock. The purchase contracts were only dilutive if the average price of PPL's common stock exceeded a threshold appreciation price, which was adjusted for cash distributions on PPL common stock. The threshold appreciation price was initially set at $65.03 and was adjusted to $63.38 as of April 1, 2004, based on dividends paid on PPL's common stock since issuance. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations.

  In January 2004, PPL completed an exchange offer resulting in the exchange of approximately four million PEPS Units for PEPS Units, Series B. The primary difference in the units related to the debt component. The purchase contract components of both units, which were potentially dilutive, were identical. The threshold appreciation price for the purchase contract component of the PEPS Units, Series B was adjusted in the same manner as that of the PEPS Units and was $63.38 as a result of the adjustment as of April 1, 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations. See Note 6 for a more detailed discussion of the exchange offer.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes are guaranteed by PPL and can be converted into shares of PPL common stock if:

•	during any fiscal quarter starting after June 30, 2003, the market price of PPL's common stock trades at or above $59.67 per share over a certain period during the preceding fiscal quarter;
•	PPL calls the debt for redemption;
•	the holder exercises its right to put the debt on any five-year anniversary of the offering;
•	the long-term credit rating assigned to the notes by Moody's Investors Service, Inc. and Standard & Poor's Ratings Services falls below Ba2 and BB or the notes are not rated; or
•	certain specified corporate transactions occur, e.g., change in control and certain distributions to the holders of PPL common stock.

  The initial conversion rate is 20.1106 shares per $1,000 principal amount of notes. It will be adjusted if certain specified distributions, whether in the form of cash, stock, other equity interests, evidence of indebtedness or assets, are made to holders of PPL common stock. Additionally, the conversion rate can be increased by PPL if its Board of Directors has made a determination that to do so would be in the best interests of either PPL or holders of PPL common stock.

  Depending upon which of the conversion events identified above occurs, the Convertible Senior Notes can be settled in cash or shares. As none of these events has occurred, the Convertible Senior Notes were excluded from the diluted EPS calculations.

  The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

(Thousands of Shares)	2004	2003	2004	2003

Antidilutive stock options	1,153	1,673	1,526	1,694

  See Note 16 for a discussion of EITF Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings Per Share'."

  Comprehensive Income

  (PPL and Energy Supply)

  The following tables show the after-tax components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

PPL

Net Income	$148	$116	$325	$355

Other comprehensive income (loss):

Foreign currency translation adjustments	(28)	32	50	17

Sale of CEMAR - currency translation adjustment	(4)		(4)

Sale of CGE - currency translation adjustment			10

Unrealized gain (loss) on available-for-sale securities	(1)	13	(4)	10

Unrealized gain (loss) on qualifying derivatives	6	(13)	(29)	14

Total other comprehensive income (loss)	(27)	32	23	41

Comprehensive Income	$121	$148	$348	$396

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

PPL Energy Supply

Net Income	$157	$132	$303	$348

Other comprehensive income (loss):

Foreign currency translation adjustments	(28)	32	50	17

Sale of CEMAR - currency translation adjustment	(4)		(4)

Sale of CGE - currency translation adjustment			10

Unrealized gain (loss) on available-for-sale securities	(1)	11	(4)	8

Unrealized gain (loss) on qualifying derivatives	(5)	(5)	(37)	24

Total other comprehensive income (loss)	(38)	38	15	49

Comprehensive Income	$119	$170	$318	$397

  (PPL Electric)

  PPL Electric's comprehensive income approximates net income.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In February 2004, PPL Energy Supply reduced the size of its $500 million three-year credit facility expiring in June 2004 to $200 million. In June 2004, PPL Energy Supply replaced this facility and its $300 million three-year facility expiring in June 2005 with an $800 million five-year facility expiring in June 2009. Also in June 2004, PPL Electric replaced its $200 million 364-day facility expiring in June 2004 with a $200 million five-year facility expiring in June 2009. At June 30, 2004, no cash borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders under their respective facilities to issue letters of credit. At June 30, 2004, PPL Electric had $42 million of letters of credit outstanding under its $100 million three-year facility expiring in June 2006, and PPL Energy Supply had $442 million of letters of credit outstanding under its $800 million five-year facility expiring in June 2009 and $84 million of letters of credit outstanding under its $300 million three-year facility expiring in June 2006. The letters of credit outstanding under PPL Energy Supply's $800 million five-year facility expiring in June 2009 include a $300 million letter of credit provided to PPL Electric to satisfy the performance assurance provisions under one of the PLR contracts. See Note 9 for additional information.

  (PPL and PPL Energy Supply)

  At June 30, 2004, WPD (South West) had no outstanding borrowings under its £100 million 364-day credit facility expiring in October 2004 or under its £150 million five-year credit facility expiring in October 2008.

  (PPL, PPL Energy Supply and PPL Electric)

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

  Similarly, the subsidiaries of PPL Energy Supply and PPL Electric are separate legal entities. These subsidiaries are not liable for the debts of PPL Energy Supply and PPL Electric. Accordingly, creditors of PPL Energy Supply and PPL Electric may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation. In addition, absent a specific contractual undertaking or as required by applicable law or regulation, PPL Energy Supply and PPL Electric are not liable for the debts of their subsidiaries. Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply or PPL Electric absent a specific contractual undertaking by that parent to pay the creditors of its subsidiaries or as required by applicable law or regulation.

  Financing Activities

  PEPS Units Transactions

  (PPL)

  In November 2003, PPL initiated an offer to exchange up to $573 million of its outstanding PEPS Units for up to $573 million of its PEPS Units, Series B and a cash payment by PPL of $0.375 for each validly tendered and accepted outstanding PEPS Unit. The exchange offer, which closed in January 2004, resulted in $99 million, or 17.28%, of the outstanding PEPS Units, being exchanged.

  In February 2004, pursuant to the terms of the PEPS Units, PPL remarketed $257 million of the PPL Capital Funding Trust I trust preferred securities that were a component of the PEPS Units. The trust preferred securities were remarketed at a price of 107.284% of their aggregate stated liquidation amount, resulting in a yield to maturity of 3.912% based on the reset distribution rate of 7.29% per annum. Under the terms of the PEPS Units, holders were entitled to surrender their trust preferred securities for remarketing in order to settle the purchase contract component of the PEPS Units in May 2004. Holders of an aggregate of $218 million of the trust preferred securities elected not to participate in the remarketing. Those holders retained their trust preferred securities at a distribution rate of 7.29% per annum.

  Additionally, in February 2004, PPL Capital Funding issued $201 million of senior unsecured notes guaranteed by PPL in exchange for $185 million of the trust preferred securities of PPL Capital Funding Trust I and a payment of $400,000 in cash. The senior notes bear interest at a rate of 4.33% per year that is payable semi-annually on March 1 and September 1 of each year, from September 1, 2004, through the maturity date of March 1, 2009. The senior notes are not redeemable by PPL or PPL Capital Funding, and the holders will not be entitled to require PPL or PPL Capital Funding to repurchase the senior notes before maturity. The senior notes were issued in an SEC Rule 144A private offering to qualified institutional buyers and were exchanged in full for senior notes registered with the SEC pursuant to an exchange offer completed by PPL and PPL Capital Funding in July 2004. The registered senior notes issued pursuant to the exchange offer have the same terms as the senior notes issued in the 144A private offering.

  The January and February 2004 exchanges resulted in the cancellation of an aggregate of $284 million of the trust preferred securities and an aggregate of $9 million of PPL Capital Funding Trust I's common securities held by PPL Capital Funding, as well as a corresponding cancellation of the $293 million of PPL Capital Funding 7.29% subordinated notes due 2006 underlying these trust securities. The cancellation of the underlying PPL Capital Funding subordinate notes together with the issuance of the new PPL Capital Funding debt, as a result of the exchanges, resulted in a net decrease of $9 million of long-term debt, including "Long-term Debt with Affiliate Trusts," as reflected in the Balance Sheet. Following these exchanges, there remained outstanding $290 million of trust preferred securities and $9 million of trust common securities, as well as $299 million of underlying PPL Capital Funding 7.29% subordinated notes due 2006.

  In March 2004, PPL liquidated PPL Capital Funding Trust I, resulting in the cancellation of all of the outstanding trust preferred securities and the trust common securities. In exchange for the cancellation of the trust securities, PPL Capital Funding Trust I caused $290 million of underlying PPL Capital Funding 7.29% subordinated notes due 2006 to be distributed to the holders of the trust preferred securities and $9 million of PPL Capital Funding 7.29% subordinated notes due 2006, held by the trust, to be cancelled. The impact to PPL Capital Funding as a result of these cancellations was an additional net decrease of $9 million of long-term debt, including "Long-term Debt with Affiliate Trusts," as reflected in the Balance Sheet.

  In May 2004, pursuant to the terms of the PEPS Units, Series B, PPL remarketed approximately $99 million of the PPL Capital Funding notes due 2006 that were a component of the PEPS Units, Series B. The notes were remarketed at a price of 100.5% of their aggregate principal amount with a floating reset interest rate initially equal to 2.31%, which is three-month LIBOR plus a spread of 105 basis points, or 1.05%. Interest on the notes resets quarterly at three-month LIBOR plus a spread of 105 basis points, and is payable quarterly from May 18, 2004, through, but excluding, the maturity date of May 18, 2006. Under the terms of the PEPS Units, Series B, holders were entitled to surrender their PPL Capital Funding notes for remarketing in order to settle the purchase contract component of the PEPS Units, Series B in May 2004.

  (PPL and PPL Energy Supply)

  The purchase contract component of the PEPS Units and the PEPS Units, Series B settled in May 2004. Pursuant to the settlement of the purchase contracts, PPL issued an aggregate of approximately 11 million shares of its common stock and received aggregate proceeds of approximately $575 million. In June 2004, a subsidiary of PPL Energy Supply used these proceeds and cash on hand to purchase, for approximately $660 million, the Sundance and University Park generation assets that it had been leasing, through a synthetic lease arrangement, from a trust consolidated by PPL Energy Supply. Under the terms of the synthetic lease arrangement, the PPL Energy Supply subsidiary had the right at any time to purchase these assets for an amount sufficient to pay off the consolidated trust's related financing, including accrued and unpaid interest. Repayment of the consolidated trust's debt resulted in a loss of approximately $9 million pre-tax, which is reflected in "Interest Expense."

  Other Financing Activities

  (PPL)

  In April 2004, PPL Capital Funding repurchased $4 million of its 8-3/8% Medium-term Notes due 2007 at a market value of approximately $5 million. This repurchase resulted in a loss of approximately $1 million pre-tax, which is reflected in "Interest Expense."

  (PPL and PPL Energy Supply)

  During the six months ended June 30, 2004, a Bolivian subsidiary of PPL Global issued $13 million of bonds with interest rates varying from 6.8% to 7.4% and serial maturities from December 2005 to December 2008. In addition, the PPL Global subsidiary issued bonds denominated in UFVs (inflation-indexed bolivianos) totaling 13.5 million bolivianos (approximately $2 million at current exchange rates) maturing in December 2007. The proceeds of both issuances were used to repay intercompany loans, short-term bank borrowings, and $3.1 million of its multicurrency denominated Inter-American Development Bank note maturing in November 2009.

  At June 30, 2004, PPL Energy Supply had no commercial paper outstanding.

  During the six months ended June 30, 2004, PPL Energy Supply distributed approximately $124 million to its parent company, PPL Energy Funding, and received capital contributions of $58 million.

  In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate. The note matures in May 2006 with interest payable monthly in arrears at LIBOR plus 1%.

  (PPL and PPL Electric)

  In March 2004, PPL Electric retired approximately $25 million of its outstanding First Mortgage Bonds, 6.875% Series due March 2004, at par value. Also in March, PPL Electric redeemed approximately $6 million aggregate principal amount of its First Mortgage Bonds, 7.30% Series due 2024, at par value, through the application of cash deposited with the trustee to release certain transmission lines and other equipment from the lien of the 1945 First Mortgage Bond Indenture.

  In April 2004, PPL Electric completed an offer to repurchase its outstanding First Mortgage Bonds, 6-1/2% Series due 2005. Pursuant to the offer, PPL Electric repurchased approximately $41 million of the bonds at a market value of $43 million. PPL Electric also repurchased in the open market $45 million of 5-7/8% Senior Secured Bonds and $14 million of 6-1/4% Senior Secured Bonds at market values of $48 million and $16 million, respectively. These repurchases resulted in a loss of approximately $7 million pre-tax, which is reflected in other noncurrent assets as an unamortized loss on reacquired debt. The purpose of the repurchases was to reduce future interest expense.

  In August 2004, PPL Electric began participating in an asset-backed commercial paper (ABCP) program through which PPL Electric obtains financing by selling and contributing to a special purpose, wholly-owned subsidiary its accounts receivable, with certain exceptions, on an ongoing basis. PPL Electric's sale of the accounts receivable is an absolute transfer of the receivables and PPL Electric does not retain an interest in the receivables. The subsidiary, in turn, has pledged the receivables to secure loans to be made to it from time to time by a commercial paper conduit sponsored by a financial institution. PPL Electric will continue to perform certain record-keeping and cash collection functions with respect to the receivables in return for a servicing fee from the subsidiary. The subsidiary's borrowing limit under this program is $150 million. PPL Electric expects to use the proceeds from the ABCP program for general corporate purposes and to cash collateralize letters of credit. The subsidiary is a separate legal entity and its assets are not available for PPL Electric's creditors. However, for financial reporting purposes, the subsidiary's financial results will be consolidated in PPL Electric's financial statements.

  During the six months ended June 30, 2004, PPL Transition Bond Company made principal payments on transition bonds totaling $140 million.

  At June 30, 2004, PPL Electric had $65 million of commercial paper outstanding.

  Dividends (PPL)

  In February 2004, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2004, from 38.5 cents per share to 41 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects (PPL and PPL Energy Supply)

  At December 31, 2003, PPL Generation had two remaining spare gas combustion turbine generators and related equipment, originally intended for use in a cancelled project. In February 2004, a subsidiary of PPL Generation sold one spare gas combustion turbine generator and related equipment for approximately $10 million. In June 2004, the subsidiary sold the other spare gas combustion turbine generator and related equipment for approximately $9 million. The net loss from these sales was insignificant.

  The turbine upgrade for PPL Susquehanna Unit 1 was completed in April 2004. This project provides a nominal power increase of 49 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest. Through June 30, 2004, a total of approximately $77 million had been incurred on the Unit 1 upgrade.

  In May 2004, the 600 MW Lower Mt. Bethel plant in eastern Pennsylvania was placed in service. Construction of the natural gas-fired power plant began in December 2001. Through June 30, 2004, approximately $456 million had been incurred on the plant construction.

  In 2003, PPL Maine entered into an agreement in principle with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine. The parties reached a final agreement in June 2004 and submitted the plan to the FERC for approval. Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for approximately $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine. The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River. The agreement will require several approvals by the FERC.

  See Note 6 for a discussion of the June 2004 purchase of the Sundance and University Park generation assets from a consolidated trust.

  In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant located in Pinal County, Arizona, to the Arizona Public Service Company for approximately $190 million in cash, subject to the receipt of various state and federal regulatory approvals and customary closing conditions. If the necessary regulatory approvals can be obtained, the sale is expected to close in the first quarter of 2005. It is expected that the proceeds of the sale would be used to reduce PPL's outstanding debt. Either party may terminate the agreement if the required state regulatory approvals are not obtained by December 31, 2004. If it becomes likely that the required regulatory approvals will be obtained, PPL will reassess the Sundance assets for possible impairment. PPL cannot predict whether or when the regulatory approvals for this transaction will be obtained, and whether or when this transaction will be consummated.

  International Energy Projects (PPL and PPL Energy Supply)

  Sale of CEMAR

  In 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR. In March 2002, PPL Global recorded a further impairment loss. In June 2002, PPL made a decision to exit the investment. At that time, PPL Global's remaining portion of its CEMAR investment was written-off.

  On August 21, 2002, ANEEL authorized an administrative intervention in CEMAR and fully assumed operational and financial control of the company. The intervener appointed by ANEEL initiated efforts to transfer the ownership interest in CEMAR to a new owner. Since PPL Global no longer controlled or managed CEMAR, it deconsolidated the assets and liabilities of CEMAR from its financial statements and stopped recording CEMAR's operating results at that time. As of February 11, 2003, due to the inability to discharge their obligations under the continuing intervention, PPL-related officers and directors of CEMAR resigned from their respective positions.

  In April 2004, PPL Global transferred its interest in CEMAR to two companies controlled by a private equity fund managed by GP Investimentos, a Brazilian private equity firm. The sale resulted in a credit of approximately $23 million, and is included in "Other Income - net" on the Statement of Income. This credit is a result of the reversal of the negative carrying value and the associated CTA.

  Discontinued Operations

  In December 2003, PPL Global's Board of Managers authorized PPL Global to sell its investment in a Latin American telecommunications company, and approved a plan of sale. It was determined that the viability of this non-strategic business was not economical. As a result, PPL Global recorded an $18 million write-down in the carrying value of the company's net assets to their estimated fair value of approximately $1 million.

  In June 2004, PPL Global sold this investment to local management for a nominal amount. The operating results of the Latin American telecommunications company, as well as an insignificant write-down of its net assets in 2004, are recorded as "Loss from Discontinued Operations" on the Statement of Income, approximately $2 million and $1 million for the six months ended June 30, 2004 and 2003.

  Other Sales

  In March 2004, PPL Global completed the sale of its minority interest in shares of CGE for approximately $123 million. The sale resulted in a charge of approximately $15 million pre-tax, which is included in operating expenses, as "Energy related businesses," on the Statement of Income. This charge was due primarily to the devaluation of the Chilean peso since the original acquisition in 2000.

  In June 2004, PPL Global completed the sale of its 50% ownership interest in nine small hydroelectric generating facilities in Spain for approximately $8 million. There was an insignificant loss on this transaction.

  DelSur Tender Offer

  In April 2004, EC launched a tender offer to acquire outstanding shares of DelSur for up to an aggregate purchase price of $17 million. The offer closed in May, with a purchase of 163,927 shares for approximately $5 million, increasing EC's ownership of DelSur by 5.34%. At June 30, 2004, EC owned approximately 85.9% of DelSur.

  Other (PPL)

  In June 2004, a PPL subsidiary evaluated its investment in a technology supplier for impairment. As a result of the evaluation, the subsidiary recorded an impairment charge of approximately $10 million pre-tax, which is included in "Other Income - net" on the Statement of Income.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At June 30, 2004, the remaining liability associated with the above market NUG contracts was $315 million.

  Wholesale Energy Commitments (PPL and PPL Energy Supply)

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement and a power sales agreement, which were still in effect at June 30, 2004. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $65 million as the estimated fair value of these agreements at the acquisition date. These liabilities are being reduced over the terms of the agreements, through 2010, as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the power purchase agreement at June 30, 2004, was $54 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The power sales agreement was re-evaluated under DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts With a Price Adjustment Feature," and is now reflected at its fair value as a derivative instrument.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern an aggregate of 450 MW of energy to be supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern. Following NorthWestern's credit downgrades to below investment grade in late-2002, PPL Montana and NorthWestern agreed to modify the payment provisions of the energy contracts such that NorthWestern would pay PPL Montana on a weekly basis, in arrears.

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

  In September 2003, NorthWestern filed a motion with the bankruptcy court seeking, among other things, to assume the two five-year power supply agreements (as amended) and to pay PPL Montana for the approximately $1.6 million of energy sales made immediately prior to the time of the bankruptcy filing. In October 2003, the bankruptcy court entered an order granting NorthWestern's motion. NorthWestern has, in accordance with the terms of the judge's order, paid PPL Montana for the pre-filing energy sales, and the parties have resumed monthly invoicing and payment arrangements.

  In April 2003, the Maryland Public Service Commission authorized the competitive provision of the Standard Offer Service (SOS) to allow utilities to procure SOS for customers through the competitive selection of wholesale supply. In March 2004, PPL EnergyPlus was awarded an 11-month fixed-price SOS contract for customer load (approximately 60 MW) for Potomac Electric Power Company. This contract commenced in July 2004.

  As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded a 34-month fixed-price BGS contract for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. In February 2003, PPL EnergyPlus was also awarded about 500 MW for a 10-month hourly energy price supply contract. These contracts commenced in August 2003. Additionally, in February 2004, PPL EnergyPlus was awarded a 12-month hourly energy price supply BGS contract for a fixed percentage of customer load (approximately 450 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. These contracts commenced in June 2004.

  In April 2003, PPL EnergyPlus entered into an agreement with Arizona Public Service Company to provide 112 MW of capacity and associated electricity from July through September of 2003 and 150 MW from June through September of 2004 and 2005. See Note 7 for information regarding the possible sale of the Sundance power plant to Arizona Public Service Company.

  In May 2003, PPL EnergyPlus entered into agreements with Tucson Electric Power Company to provide 37 MW of capacity and associated electricity from June through December of 2003 and 75 MW from January 2004 through December 2006.

  In May 2003, PPL EnergyPlus entered into a 20-year agreement with Community Energy, Inc. to purchase energy from its Bear Creek wind power project in northeastern Pennsylvania. The project is expected to produce up to 20 MW and be completed in 2005.

  In September 2003, Connecticut Light and Power Company (CL&P) issued a request for proposals seeking energy supply for CL&P's Transitional Standard Offer retail customer load. In October 2003, PPL EnergyPlus was awarded a three-year, fixed-price contract beginning in January 2004 to supply 12.5% of CL&P's Transitional Standard Offer load. During peak hours, PPL EnergyPlus' obligation to supply CL&P's Transitional Standard Offer load may reach 625 MW.

  Legal Matters

  (PPL, PPL Energy Supply and PPL Electric)

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. In July 2004, the plaintiffs notified the District Court that the parties had reached a partial settlement of the case that would result in the dismissal of PPL Montana as a defendant. Under the terms of the proposed settlement, PPL Montana would not have to pay any amount to the plaintiffs. The settlement must still be reduced to writing and approved by the plaintiff class and the District Court. PPL and PPL Energy Supply cannot predict whether the settlement will be approved or the ultimate outcome of this matter if the settlement is not approved.

  NorthWestern Corporation Litigation (PPL and PPL Energy Supply)

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

  In September 2003, NorthWestern filed a petition in Delaware for reorganization under the U.S. Bankruptcy Code, which resulted in an automatic stay of PPL Montana's counterclaims against NorthWestern. In December 2003, NorthWestern filed a motion to transfer this litigation from the Montana federal district court to the federal district court in Delaware where NorthWestern's bankruptcy proceeding is pending. In March 2004, the Montana federal district court denied this motion to transfer. As a result of the court's decision and a prior stipulation of NorthWestern and PPL Montana in NorthWestern's bankruptcy proceeding, the automatic stay of PPL Montana's counterclaims has been lifted. This matter currently is scheduled for trial in the Montana federal district court in mid-2005. PPL and PPL Energy Supply cannot predict the outcome of this litigation.

  Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

  In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. In May 2004, the Montana Attorney General filed a motion to allow the State of Montana to intervene as an additional plaintiff in the litigation. The corporate defendants have filed motions to dismiss the State of Montana as a party plaintiff. The action seeks a declaratory judgment, compensatory damages for unjust enrichment, trespass and negligence, and attorneys fees on a "private attorney general" theory for use of state and/or "school trust" lands without the compensation required by law and to require the defendants to adequately compensate the state and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers is state-owned property following admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should trigger lease payments for use of land underneath. The plaintiffs allege that the State Land Board and Department of Natural Resources and Conservation failed to exercise their duty to administer riverbeds for the maximum benefit of public education and/or the state. No specific amount of damages or future rental value has been claimed. PPL Montana and PPL Services cannot predict the outcome of this litigation.

  Proposed Montana Energy Security Initiative (PPL and PPL Energy Supply)

  On April 30, 2004, the Montana Secretary of State certified, in accordance with applicable statutes, that it had approved the form of a proposed "Montana Energy Security Act" initiative. The proposed initiative was determined by the Montana Attorney General to be legally sufficient, but the initiative failed to qualify for the November 2004 statewide ballot because sufficient signatures were not obtained prior to June 18, 2004. Among the stated purposes of the proposed initiative was the creation of a Montana public power board, appointed by the governor, to determine whether it would be in the public interest to purchase electric and natural gas generation, transmission and distribution facilities in Montana on behalf of the state. The proposed initiative would have permitted the board to purchase such facilities, including any or all of PPL Montana's hydroelectric dams or coal-fired facilities, at fair market value.

  Regulatory Issues

  California ISO and Western Markets (PPL and PPL Energy Supply)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of June 30, 2004, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Regulatory proceedings arising out of the California electricity supply situation have been filed at the FERC. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000, through June 20, 2001, and initiated an evidentiary hearing concerning refund amounts. In April 2003, the FERC changed the manner in which this refund liability is to be computed and ordered further proceedings to determine the exact amounts that the sellers, including PPL Montana, would be required to refund.

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

  Litigation arising out of the California electricity supply situation has been filed in California courts against sellers of energy to the California ISO. The plaintiffs and interveners in these legal proceedings allege, among other things, abuse of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek other relief, including treble damages and attorneys' fees. While PPL's subsidiaries have not been named by the plaintiffs in these legal proceedings, PPL Montana was named by a defendant in its cross-complaint in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. This generator denies that any unlawful, unfair or fraudulent conduct occurred but asserts that, if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses.

  In May 2003, the Port of Seattle filed a lawsuit in the U.S. District Court for the Western District of Washington against eighteen defendants, including PPL Montana. The lawsuit asserts claims against all defendants under the federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations Act and for common law fraud. The complaint centers on many of the same alleged activities that are the basis for the litigation arising out of the California electricity supply situation described above. The Port of Seattle is seeking actual, trebled and punitive damages, as well as attorneys' fees. In December 2003, this matter was transferred to the U.S. District Court for the Southern District of California for inclusion with proceedings already centralized and pending in that court. In May 2004, the District Court dismissed the action. In its appeal of this decision, the Port of Seattle expressly excluded PPL Montana, thereby making the District Court's dismissal final as to PPL Montana.

  In February 2004, the Montana Public Service Commission initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, as well as other entities that may possess relevant information. Through its subsidiaries, PPL is a licensed electricity supplier in Montana and a wholesale supplier in the western U.S. In June 2004, the Montana Attorney General served PPL Montana and more than 20 other companies with subpoenas requesting documents, and PPL Montana currently is providing responsive documents to the Montana Attorney General. As with the other investigations taking place as a result of the issues arising out of the electricity supply situation in California and other western states, PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the Montana retail electricity market.

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

  PJM Capacity Transactions (PPL, PPL Energy Supply and PPL Electric)

  In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The court dismissed the complaint with prejudice in July 2003, and Utilimax has appealed the court's dismissal to the U.S. Court of Appeals for the Third Circuit.

  In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs were wholesale customers of PPL Electric. The claims of the boroughs are similar to those previously alleged by a single borough in litigation that is still pending in the same court. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws in early 2001. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey.

  Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not find any reason to take action against PPL.

  Although PPL, PPL Energy Supply and PPL Electric believe the claims in these complaints are without merit, they cannot predict the outcome of these matters.

  New England Investigation (PPL and PPL Energy Supply)

  In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. Subsequently, PPL and other generators were served with a data request by OMOI. The data request indicated that PPL was not under suspicion of a regulatory violation, but that OMOI was conducting an initial investigation. PPL has responded to this data request. PPL also has responded to data requests of ISO - New England and data requests served by subpoena from the Connecticut Attorney General. Both OMOI and ISO - New England have issued preliminary reports finding no regulatory or other violations concerning these matters. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of these investigations, PPL cannot predict the outcome of these investigations.

  PJM Billing (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, an Exelon Corporation subsidiary, PECO Energy, Inc. (PECO), alleged that PJM had overcharged PECO by approximately $45 million, exclusive of interest, from April 1998 through May 2003 as a result of an error by PJM in the State Estimator Program used in connection with billing all PJM customers for certain transmission, spot market energy and ancillary services charges. PECO further alleged that PPL Electric or other PPL subsidiaries should be responsible for all these overcharges, plus interest. PPL, PECO and PJM have selected a mediator to conduct a non-binding mediation of the dispute pursuant to the dispute resolution procedures of the PJM Operating Agreement. Although participating in the discussions, PPL Electric and PPL Energy Supply do not believe that they or any PPL subsidiaries have any financial responsibility or liability to PJM or PECO as a result of PJM's alleged error. PJM has not taken a position on this matter. PPL Electric and PPL Energy Supply cannot predict the outcome of these discussions, whether any legal proceedings may result from these allegations, the outcome of such proceedings, or the ultimate impact on any PPL subsidiary.

  FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

  In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. PPL EnergyPlus filed its initial updated market analysis in December 2001. Several parties thereafter filed interventions and protests requesting that PPL EnergyPlus be required to provide additional information demonstrating that it has met the FERC's market power tests necessary for PPL EnergyPlus to continue its market-based rate authority. PPL EnergyPlus has responded that the FERC does not require the economic test suggested by the interveners and that, in any event, it would meet such economic test if required by the FERC.

  In June 2004, FERC approved certain changes to its standards for granting market-based rate authority. As a result, PPL EnergyPlus will need to re-file for market-based rate authority under the new standards in November 2004. PPL EnergyPlus cannot predict the outcome of this filing.

  FERC Proposed Rules (PPL, PPL Energy Supply and PPL Electric)

  In July 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule is currently available for public comment and contains a proposed implementation date of July 31, 2003. However, since the issuance of the proposed rule, the FERC has delayed the implementation date. This far-reaching proposed rule, in its current form, purports to establish uniform transmission rules and a standard market design by, among other things:

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

  In November 2003, the FERC adopted a proposed rule to require all existing and new electric market-based tariffs and authorizations to include provisions prohibiting the seller from engaging in anticompetitive behavior or the exercise of market power. The FERC order adopts a list of market behavior rules that apply to all electric market-based rate tariffs and authorizations, including those of PPL EnergyPlus and any other PPL subsidiaries that hold market-based rate authority. PPL does not expect this rule to have a significant impact on its subsidiaries.

  Wallingford Deactivation (PPL and PPL Energy Supply)

  In January 2003, PPL negotiated an agreement with the ISO - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, the FERC denied PPL's request for cost-based rates in light of the FERC's changes to the market and bid mitigation rules of ISO - New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of ISO - New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. In February 2004, PPL appealed the FERC's denial of its request for cost-based rates to the U.S. Court of Appeals for the District of Columbia Circuit. PPL cannot predict the outcome of this matter.

  IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

  PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility located in Kentucky. PPL receives tax credits pursuant to Section 29 of the Internal Revenue Code based on the sale of synthetic fuel from these facilities to unaffiliated third-party purchasers. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007.

  A PPL subsidiary owns and operates the Somerset facility. In November 2001, PPL received a private letter ruling from the IRS pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. The Somerset facility uses the Covol technology to produce synthetic fuel, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synthetic fuel produced at the Somerset facility resulting in an aggregate of approximately $175 million of tax credits as of June 30, 2004.

  PPL owns a limited partnership interest in the entity that owns and operates the Tyrone facility. In April 2004, this entity received a private letter ruling from the IRS. Similar to its conclusions relating to the Somerset facility, the IRS concluded that the synthetic fuel to be produced at the Tyrone facility qualifies for Section 29 tax credits. The Tyrone facility commenced commercial operations in the third quarter of 2004 after being relocated to Kentucky from Pennsylvania.

  PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.

  In June 2003, the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synthetic fuel operations as evidence that the required significant chemical change has occurred, and that it was reviewing information regarding these test procedures and practices. In October 2003, the IRS announced that it had completed its review and determined that the test procedures and results used by taxpayers are scientifically valid, if the procedures are applied in a consistent and unbiased manner. The IRS indicated that it would require taxpayers to comply with certain sampling and data/record retention practices to obtain or maintain a ruling on significant chemical change.

  PPL believes that the October IRS announcement and its receipt of the private letter ruling for the Tyrone facility following this announcement confirms that PPL is justified in its reliance on the private letter rulings for the Somerset and Tyrone facilities and that the test results that PPL presented to the IRS in connection with its private letter rulings are scientifically valid. In addition, PPL believes that it has operated the Somerset facility in compliance with the private letter ruling and Section 29 of the Internal Revenue Code.

  In October 2003, following the IRS announcement, it was reported that the U.S. Senate Permanent Subcommittee on Investigations, of the Committee on Governmental Affairs, had begun an investigation of the synthetic fuel industry and its producers. That investigation is ongoing. PPL cannot predict when the investigation will be completed or the potential results of the investigation.

  Certain other owners or operators of synthetic fuel facilities have recently reported that the IRS has questioned whether their facilities were placed in service before July 1, 1998. Whether or not a facility meets the "in service" requirement is based on the particular facts and circumstances relating to the operation of that facility. PPL is not aware of the facts and circumstances relating to the operation of the facilities being questioned by the IRS or the specific IRS position in these other matters. However, PPL believes that the Tyrone and Somerset facilities meet the in service requirement.

  U.K. Electricity Regulation (PPL and PPL Energy Supply)

  The principal legislation governing the structure of the electricity industry in Great Britain is the Electricity Act 1989 (the "Electricity Act"), as amended by the Utilities Act 2000 (the "Utilities Act").

  The provisions in the Utilities Act include the replacement of individual gas and electricity regulators with the Gas and Electricity Markets Authority (the "Regulator"). The principal objective of the Regulator is to protect the interests of consumers, wherever appropriate, by promoting effective competition in electricity generation and supply. There currently is no competition in electricity distribution, but recently a small operator has applied to the Regulator for a license to operate in Great Britain.

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

  The current Distribution Price Control Formula permits DNOs, within a review period, to partially retain additional revenues due to increased distribution of units and to retain all increases in operating profit due to efficient operations and the reduction of expenses (including financing costs). The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if the Regulator determines that it is not a function of efficiency savings, or if genuine efficiency savings have been made and the Regulator determines that customers should benefit through lower prices.

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

  Improvements in quality of supply form an important part of the final proposals. Revised targets for system performance, in terms of the security and availability of supply, were implemented with new targets for reductions in minutes lost and interruptions.

  The Regulator previously introduced a quality of service incentive plan for the period from April 2002 to March 2005. Companies may be penalized annually up to 2% of revenue for failing to meet their quality of supply targets for the incentive plan. The plan includes a mechanism for rewarding companies which exceed their targets based on their rate of improvement of performance during the period and a process for rewarding exceptional performance by specifying how the targets will be reset.

  Distribution businesses must also meet the Guaranteed and Overall Standards of Performance, which are set by the Regulator to ensure an appropriate level of quality of supply. If a company fails to provide the level of service specified, it must make a fixed payment to the retail customer affected.

  In July 2004, the Regulator published a report on the quality of supply from April 2002 through March 2003. The report confirms that WPD (South West) and WPD (South Wales) met or exceeded quality of service targets set by the Regulator.

  In June 2004, the Regulator published its initial distribution price control proposal for the next five-year price control period, which will commence April 1, 2005. This initial proposal is the latest step in the Regulator's ongoing price review of WPD and the other DNOs in England and Wales. The Regulator's review is expected to be completed in November 2004. The initial proposal acknowledged WPD's leading quality-of-service performance and provided an additional 1% in revenues because of WPD's reliability performance. PPL cannot predict the final outcome of the Regulator's review or how the Regulator's final decision will impact WPD's revenues.

  Environmental Matters - Domestic

  (PPL, PPL Energy Supply and PPL Electric)

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

  Air (PPL and PPL Energy Supply)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act. The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in nitrogen oxide, sulfur dioxide and mercury and could possibly require measures to limit carbon dioxide. The cost of these reductions could be substantial. The federal government is seeking commitments from many major industries to voluntarily reduce carbon dioxide emissions. In addition, several states have taken their own actions requiring mandatory carbon dioxide emission reductions. Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases.

  The Pennsylvania DEP began requiring further seasonal (May-June) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. This requirement is pursuant to the EPA's 1998 State Implementation Plan (SIP) call to 22 eastern states, including Pennsylvania, to revise their state implementation plans. PPL achieved the 2003 nitrogen oxide reductions with the installation of SCR technology on the Montour units, and may install SCR or other additional nitrogen oxide reduction technology on one or more Brunner Island units at a later date.

  The EPA has also developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has also proposed a rule (now called the Clean Air Interstate Rule - CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by 40% and nitrogen oxide emissions by 55% from current required levels, starting in 2010. Starting in 2015, the proposed rule requires reductions in sulfur dioxide and nitrogen oxide of 70% and 65%, respectively, from current required levels. The proposed rule allows these reductions to be achieved through cap-and-trade programs, and is consistent with the Bush administration's proposed amendments to the Clean Air Act, except that it applies to only the 28 states. In order to meet requirements of the CAIR, PPL has been evaluating the installation of sulfur dioxide scrubbers at one or more of its Pennsylvania plants, as well as the installation of SCR technology at Brunner Island.

  The EPA has proposed mercury and nickel regulations and is expected to finalize these regulations in 2004. The proposed mercury regulations affect coal-fired plants. With respect to mercury, the EPA has proposed two alternative approaches: an emission trading program to take effect beginning January 2010 or a requirement to take effect in 2007 that every unit install maximum achievable control technology (MACT). The proposed nickel regulations impose MACT requirements on oil-fired units to take effect in 2007. The nickel regulations would affect Martins Creek Units 3 and 4. The cost of complying with these regulations is not now determinable, but could be significant.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. The future direction of the EPA's enforcement initiative is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction. The Region VIII office issued such a request to PPL Montana's Corette plant in 2000 and the Colstrip plant in 2003. The Region III office issued such a request to PPL Generation's Martins Creek plant in 2002. PPL and its subsidiaries have responded to the Corette and Martins Creek information requests and began responding to the Colstrip information request. The EPA has stayed further production of Colstrip documents pending discussion among the Colstrip owners and the EPA. The EPA has taken no further action following the Martins Creek and Corette submittals. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses which are not now determinable, but which could be significant.

  In 2003, the EPA issued changes to its "New Source" regulations that clarify what projects are exempt from "New Source" requirements as routine maintenance and repair. Under these clarifications, any project to replace existing equipment with functionally equivalent equipment would be considered routine maintenance and excluded from "New Source" review if the cost of the replaced equipment does not exceed 20% of the replacement cost of the entire process unit, the basic design is not changed and no permit limit is exceeded. These clarifications would substantially reduce the uncertainties under the prior "New Source" regulations; however, they have been stayed by the U.S. Court of Appeals for the District of Columbia Circuit. PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's clarifications.

  The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to the adjacent Lower Mt. Bethel facility. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which it will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. Pursuant to the agreement, PPL Martins Creek began reducing the fuel sulfur content for the coal units as well as the plant's two oil-fired units in June 2004. In addition, PPL will donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the Martins Creek plant. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but which could be significant.

  In addition to the opacity concerns raised by the New Jersey DEP, the Pennsylvania DEP also has raised concerns about the opacity of emissions from the Martins Creek and Montour plants. PPL is discussing these concerns with the Pennsylvania DEP. If it is determined that actions must be taken to address the Pennsylvania DEP's concerns, such actions could result in costs that are not now determinable, but which could be significant.

  In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns if and when the EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded and is discussing the matter with the EPA. The ACO does not expressly seek penalties, and it is unclear at this time what, if any, additional control technology the EPA may consider to be required. Accordingly, the costs to install any additional controls for nitrogen oxide, if required, are not now determinable, but could be significant. In addition, the Montana Department of Environmental Quality (DEQ) is questioning whether the permit limits for sulfur dioxide emissions from Colstrip Units 3 and 4 are too high under provisions of the Clean Air Act that limit allowable emissions from sources built after 1978. PPL is engaged in settlement negotiations on these matters with the EPA, the Montana DEQ and the Northern Cheyenne Tribe. PPL cannot predict the outcome of this matter.

  Water/Waste (PPL and PPL Energy Supply)

  Brunner Island's NPDES permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. These studies are underway and are expected to be completed in 2006. The Pennsylvania DEP has stated that it believes the studies to date show that the temperature of the discharge must be lowered. The Pennsylvania DEP has also stated that it believes the plant is in violation of a permit condition prohibiting the discharge from changing the river temperature by more than two degrees per hour. PPL is discussing these matters with the agency. Depending on the outcome of these discussions, the plant could be subject to additional capital and operating costs that are not now determinable, but which could be significant.

  The Pennsylvania DEP has issued a water quality certification and NPDES permit to PPL Holtwood, LLC in the FERC license renewal proceeding for its Lake Wallenpaupack hydroelectric facility. PPL has appealed both the certification and the NPDES permit. The parties are close to a settlement of this appeal that, if finalized, would not impose significant additional costs on PPL.

  The EPA has significantly tightened the water quality standard for arsenic. The revised standard becomes effective in 2006. The revised standard may result in action by individual states that could require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with any such requirements is not now determinable, but could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule that was finalized in July 2004 addresses existing structures. PPL does not believe that either of these rules will impose material costs on PPL subsidiaries. However, six northeastern states recently challenged the new rules for existing structures as being inadequate. If this challenge is successful, it could result in the EPA establishing stricter standards for existing structures that could impose material costs on PPL subsidiaries.

  Superfund and Other Remediation

  (PPL and PPL Energy Supply)

  Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At June 30, 2004, a PPL Energy Supply subsidiary had accrued $29 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for installing passive wetlands treatment at the third site.

  (PPL, PPL Energy Supply and PPL Electric)

  In 1995, PPL Electric and PPL Generation entered into a consent order with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric or PPL Generation may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination which may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. As of June 30, 2004, work has been completed for 97% of the sites included in the consent order. Additional sites formerly owned or operated by PPL Electric are added to the consent order on a case-by-case basis.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and the Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of June 30, 2004, PPL Gas Utilities had addressed 34% of the sites under its consent order.

  At June 30, 2004, PPL Electric and PPL Gas Utilities had accrued approximately $3 million and $8 million, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL also could face other non-remediation liabilities at sites included in the consent order or other contaminated sites, the costs of which are not now determinable, but which could be significant.

  (PPL and PPL Energy Supply)

  In conjunction with its 1999 acquisition of generating assets from Montana Power, PPL Montana required Montana Power to prepare a Phase I and Phase II Environmental Site Assessment. The assessment identified various seepages from the freshwater pond and wastewater ponds at the Colstrip plant. Based upon that assessment and subsequent assessments by PPL Montana, certain groundwater remediation measures have been implemented. However, additional investigations are ongoing and additional remediation measures could be required at costs which are not now determinable, but which could be significant.

  In May 2003, approximately 50 plaintiffs brought an action in the Montana Second Judicial District Court, Butte-Silver Bow County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from the seepage noted above. This action has been moved to the Montana Sixteenth Judicial District Court, Rosebud County. This action could result in PPL Montana and the other Colstrip owners being liable for damages and being required to take additional remedial measures beyond those noted above. The cost to PPL Montana of any such damages and remedial measures is not now determinable, but could be significant.

  In 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in legal actions is not currently determinable, but could be significant.

  Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

  Asbestos (PPL and PPL Energy Supply)

  There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's generation subsidiaries and certain of its energy services subsidiaries, such as those that have supplied, may have supplied or installed asbestos material in connection with the repair or installation of process piping and heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the ultimate resolution of the current lawsuits will have a material adverse effect on its results of operations.

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

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  In August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision sets certain permissible noise levels required for plant operation. PPL appealed the court's decision to the Commonwealth Court, and an intervener in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervener appealed this ruling to the Commonwealth Court. In April 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas. The intervener has pending before the Supreme Court of Pennsylvania a Petition for Allowance of Appeal. The Lower Mt. Bethel facility was placed in service in May 2004.

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

  Other

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At June 30, 2004, this maximum assessment was about $40 million.

  PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $10.8 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $201 million per incident, payable at $20 million per year.

  Guarantees and Other Assurances

  (PPL)

  PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding, a wholly-owned financing subsidiary of PPL.

  (PPL, PPL Energy Supply and PPL Electric)

  The table below provides an update to those guarantees specifically disclosed in Note 14 to the Financial Statements contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003. Not reflected in the table below is the guarantee by PPL of all of the obligations of PPL Capital Funding Trust I under its trust preferred securities that were a component of the PEPS Units. PPL was released from this guarantee upon cancellation of the trust preferred securities as discussed in Note 6.

	Recorded Liability at		Exposure at

	June 30, 2004	December 31, 2003	June 30, 2004 (a)	Expiration Date

PPL

Residual value guarantees of leased equipment			$3		2005	(b)

PPL Energy Supply (c)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	(d)	2027

Letters of credit issued on behalf of affiliates			8	(e)	2005

Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007

Potential retroactive premiums under nuclear insurance programs			40
	Recorded Liability at		Exposure at

	June 30, 2004	December 31, 2003	June 30, 2004 (a)	Expiration Date

Nuclear claims under The Price Anderson Amendments Act of 1988			201	(f)

Obligation to purchase commodities under option contracts			2		2004

Contingent purchase price payments to former owners of synfuel projects	$ 4	$ 4	59		2007

Residual value guarantees of leased equipment			4		2005	(b)

WPD guarantee related to a contract assigned as part of a sale of one of its businesses			19		2005

Guarantee of an unconsolidated entity's lease obligations (g)			2		2008

PPL Electric (c)

Guarantee of a portion of an unconsolidated entity's debt			7	(d)	2008

Residual value guarantees of leased equipment	11	16	85		2005	(b)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Although the expiration date noted is 2005, equipment of similar value is generally leased and guaranteed on an on-going basis.
(c)	Other than the exceptions noted in (e) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(d)	Reflects principal payments only.
(e)

  Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(f)	Amount is per incident.
(g)	This guarantee was entered into in 2004. The maximum amount of potential payments is not explicitly stated in the related agreements.

  Related Party Transactions

  Affiliate Trust (PPL)

  See Note 6 for a discussion of various transactions involving PPL Capital Funding subordinated notes that were held by PPL Capital Funding Trust I.

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus provides electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended June 30, 2004 and 2003, these purchases totaled $346 million and $327 million. For the six months ended June 30, 2004 and 2003, these purchases totaled $756 million and $714 million. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment, and are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliates" revenues by PPL Energy Supply.

  Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. At June 30, 2004, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply caused a $300 million letter of credit to be issued under its bank credit facilities to satisfy this collateral requirement.

  In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $64 million at June 30, 2004, and $70 million at December 31, 2003. This balance is reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric, and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended June 30, 2004 and 2003, these NUG purchases totaled $39 million and $37 million. For the six months ended June 30, 2004 and 2003, these NUG purchases totaled $76 million for both periods. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

  PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services allocated the following charges to PPL Energy Supply and PPL Electric:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Direct expenses

PPL Energy Supply	$24	$24	$48	$45

PPL Electric	20	17	40	31

Overhead costs

PPL Energy Supply	18	14	32	28

PPL Electric	7	7	13	13

  Intercompany Borrowings (PPL Energy Supply)

  PPL Energy Supply had no notes receivable at June 30, 2004, and through its financing subsidiary, PPL Investment Corporation, had a $2 million note receivable from PPL Energy Funding at December 31, 2003, with interest equal to the one-month LIBOR plus 3%. Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $1 million and $4 million for the three months ended June 30, 2004 and 2003, and was $1 million and $12 million for the six months ended June 30, 2004 and 2003.

  In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate. The note matures in May 2006 with interest payable monthly in arrears at LIBOR plus 1%.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates which use these trademarks. PPL Energy Supply was allocated $8 million and $9 million of this license fee for the three months ended June 30, 2004 and 2003, and $16 million and $20 million for the six months ended June 30, 2004 and 2003. The allocation of this license fee is primarily included in "Other operation and maintenance" on the Statement of Income.

  Other Income - Net

  (PPL)

  The breakdown of PPL's "Other Income - net" was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Other Income

Interest income	$3	$4	$6	$7

Sale of CEMAR (Note 7)	23		23

Realized earnings on nuclear decommissioning trust		6	4	8

Hyder-related activity		3	2	4

Gain by WPD on the disposition of property		3	1	3

Rental income		3		3

Legal claims		1		3

Gain on hedge activity	1		1

Equity earnings	1	1	2

Miscellaneous - Domestic	4	2	8	2

Miscellaneous - International	1	5	4	11

Total	33	28	51	41

Other Deductions

Impairment of investment in technology supplier (Note 7)	10		10

Domestic project development costs		1		1

Taxes, other than income	1	1	1	1

Charitable contributions			2	1

Miscellaneous - Domestic	1		4	1

Miscellaneous - International	2	3	3	6

Total	14	5	20	10

Other Income - net	$19	$23	$31	$31

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's "Other Income - net" was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Other Income

Affiliated interest income	$1	$4	$1	$12

Sale of CEMAR (Note 7)	23		23

Realized earnings on nuclear decommissioning trust		6	4	8

Hyder-related activity		3	2	4

Gain by WPD on the disposition of property		3	1	3

Interest income	2	3	4	4

Rental income		3		3

Legal claims		1		3

Gain on hedge activity	1		1

Equity earnings	1	1	2	2

Miscellaneous - Domestic	2	1	3	(1)

Miscellaneous - International	1	5	4	11

Total	31	30	45	49

Other Deductions

Domestic project development costs		1		1

Taxes, other than income	1	1	1	1

Miscellaneous - Domestic		(1)	2	(1)

Miscellaneous - International	2	3	3	6

Total	3	4	6	7

Other Income - net	$28	$26	$39	$42

  Derivative Instruments and Hedging Activities

  Fair Value Hedges (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2006. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in market value of existing debt issuances. These contracts range in maturity through 2029.

  PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and six months ended June 30, 2004 or 2003.

  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three and six months ended June 30, 2004 or 2003.

  Cash Flow Hedges (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2010. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These swaps range in maturity through 2014 for PPL and 2010 for PPL Energy Supply. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. Due to the extinguishment of a consolidated trust's debt related to the Sundance and University Park generating facilities in June 2004, interest rate swaps that hedged the interest payments on the debt were terminated. Therefore, PPL and PPL Energy Supply reclassified a $3 million pre-tax loss from other comprehensive income to "Interest Expense" on the Statement of Income. PPL and PPL Energy Supply did not discontinue any other cash flow hedges during the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, PPL and PPL Energy Supply discontinued certain cash flow hedges that resulted in a pre-tax loss of $11 million being reclassified from other comprehensive income into earnings (reported in "Interest Expense" on the Statement of Income).

  Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified amounts that were not significant from other comprehensive income (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income) for the three and six months ended June 30, 2004. PPL and PPL Energy Supply recorded a net loss of $1 million in earnings for the three and six months ended June 30, 2003.

  As of June 30, 2004, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive loss" expected to be reclassified into earnings during the next twelve months was $10 million and $8 million for PPL and PPL Energy Supply.

  The following table shows the change in accumulated unrealized gains or losses on derivatives in other comprehensive income for the following periods:

Three Months Ended June 30,			Six Months Ended June 30,

2004		2003	2004	2003

PPL

Beginning accumulated derivative gain	$1	$34	$36	$7

Net change associated with current period hedging activities and other	5	22	48	71

Net change associated with hedges of net investments		(3)	1	(3)

Net change from reclassification into earnings	1	(32)	(78)	(54)

Ending accumulated derivative gain	$7	$21	$7	$21

PPL Energy Supply

Beginning accumulated derivative gain	$23	$52	$55	$23

Net change associated with current period hedging activities and other	(3)	31	44	74

Net change associated with hedges of net investments		(3)	1	(3)

Net change from reclassification into earnings	(2)	(33)	(82)	(47)

Ending accumulated derivative gain	$18	$47	$18	$47

  Related Implementation Issues (PPL and PPL Energy Supply)

  In June 2001, the FASB issued definitive guidance on DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." DIG Issue C15 provides additional guidance on the classification and application of derivative accounting rules relating to purchases and sales of electricity utilizing forward and option contracts. This guidance became effective as of July 1, 2001. In December 2001, the FASB revised the guidance in DIG Issue C15, principally related to the eligibility of options for the normal purchases and normal sales exception. The revised guidance was effective April 1, 2002. In November 2003, the FASB again revised the guidance in DIG Issue C15 to clarify the application of derivative accounting rules for contracts that may involve capacity. The guidance was effective January 1, 2004 for PPL. PPL had no financial statement impact from this revised guidance.

  PPL Energy Supply adopted the final provisions of EITF Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," prospectively as of October 1, 2003. As a result of the adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. The impact on PPL and PPL Energy Supply of applying EITF Issue 03-11 was a reduction of $61 million in "Wholesale energy marketing" revenues and "Energy purchases" for the three months ended June 30, 2004, and a reduction of $142 million in "Wholesale energy marketing" revenues and "Energy purchases" for the six months ended June 30, 2004.

  Credit Concentration

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply enter into contracts with many entities for the purchase and sale of energy. Most of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to new business from a credit perspective.

  PPL and PPL Energy Supply have credit exposures to energy trading partners. The majority of these exposures were the mark-to-market value of multi-year contracts for energy sales and purchases. Therefore, if these counterparties fail to perform their obligations under such contracts, PPL and PPL Energy Supply would not experience an immediate financial loss, but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

  At June 30, 2004, PPL had a credit exposure of $274 million to energy trading partners. Eleven counterparties accounted for 66% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Eight of the eleven counterparties had an investment grade credit rating from Standard & Poor's Ratings Services (S&P). One counterparty was not rated by S&P. One non-investment grade counterparty of PPL Montana, NorthWestern, has filed for Chapter 11 bankruptcy protection. This contract has been affirmed by the bankruptcy court, and PPL Montana has been granted critical vendor status. NorthWestern has assumed the power supply agreements in its bankruptcy proceeding, and NorthWestern has remained current on all post-bankruptcy obligations with PPL Montana. See Note 8 under "Wholesale Energy Commitments" for additional information regarding the NorthWestern bankruptcy proceeding. The other non-investment grade counterparty is also current on its obligations under the existing contract.

  At June 30, 2004, PPL Energy Supply had a credit exposure of $268 million to energy trading partners. Eleven counterparties accounted for 67% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Eight of the eleven counterparties had an investment grade credit rating from S&P. One counterparty was not rated by S&P. One non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection, as discussed above. The other non-investment grade counterparty is also current on its obligations under the existing contract.

  PPL and PPL Energy Supply have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit ratings fall below investment grade. PPL Montana and NorthWestern have mutually agreed not to request collateral from each other while NorthWestern's Chapter 11 bankruptcy proceeding is pending. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to minimize credit exposure.

  (PPL Energy Supply and PPL Electric)

  In past years, PPL Energy Supply has had an exposure to PPL Electric under the long-term contract to provide PPL Electric's PLR load. However, increases in electricity prices during 2004 have reversed this position. At June 30, 2004, PPL Electric had a mark-to-market exposure to PPL Energy Supply of $1.3 billion. In accordance with the terms of one of the PLR contracts, PPL Energy Supply provided PPL Electric with performance assurance through a letter of credit in the amount of $300 million, the maximum amount required under the contract. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

  Pension and Other Postretirement Benefits

  (PPL and PPL Energy Supply)

  The components of net pension and other postretirement benefit costs (credits) were as follows:

	Pension Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	Domestic	Intl.	Domestic	Intl.	Domestic	Intl.	Domestic	Intl.

PPL

Service cost	$12	$4	$11	$4	$24	$7	$21	$7

Interest cost	28	36	26	31	56	72	52	62

Expected return on plan assets	(38)	(52)	(36)	(47)	(75)	(105)	(72)	(94)

Amortization of transition obligation	(1)		(1)		(2)		(2)

Amortization of prior service cost	4	1	3	1	7	2	7	2

Amortization of (gain)/loss	(2)	1	(4)		(3)	3	(8)

Net periodic pension cost/(credit)	$3	$(10)	$(1)	$(11)	$7	$(21)	$(2)	$(23)

PPL Energy Supply

Service cost	$1	$4	$1	$4	$2	$7	$1	$7

Interest cost	1	36	1	31	2	72	2	62

Expected return on plan assets	(1)	(52)	(1)	(47)	(2)	(105)	(2)	(94)

Amortization of prior service cost		1		1		2		2

Amortization of loss		1				3	1

Net periodic pension cost/(credit)	$1	$(10)	$1	$(11)	$2	$(21)	$2	$(23)

	Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

PPL

Service cost	$2	$2	$3	$3

Interest cost	7	7	14	14

Expected return on plan assets	(4)	(3)	(9)	(6)

Amortization of transition obligation	2	2	4	4

Amortization of prior service cost	1	2	2	4

Amortization of loss	2	1	4	3

Net other postretirement benefit cost	$10	$11	$18	$22

  Medicare Prescription Drug, Improvement and Modernization Act of 2003 (PPL, PPL Energy Supply and PPL Electric)

  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D and also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide an actuarially equivalent level of prescription drug benefits. The subsidy would be 28% of eligible drug costs for retirees that are over age 65 and covered under PPL's other postretirement benefit plans.

  In January 2004, the FASB issued FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-1 permitted companies to defer accounting for the effects of the Act, as the impact of the Act on the provisions of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," had not been determined as of such time. PPL elected to defer recognizing the effects of the Act in accounting for its other postretirement benefit plans until authoritative guidance on the accounting for the federal subsidy was issued.

  In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supersedes FSP FAS 106-1, details the accounting for the effects of the Act under SFAS 106 and requires certain disclosures. FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Thus, the measures of PPL's accumulated postretirement benefit obligations and net postretirement benefit costs in the financial statements and accompanying notes do not reflect the effects of the Act.

  PPL has consulted with its independent actuary and determined that portions of certain of its other postretirement benefit plans provide benefits that may be actuarially equivalent to Medicare Part D benefits, pending final detailed guidance from the U.S. Department of Health and Human Services. For those plans that provide benefits that are at least actuarially equivalent to Medicare Part D, PPL will perform a remeasurement of its plan assets and accumulated benefit obligation as of July 1, 2004, resulting in an updated net periodic postretirement benefit cost for 2004, in accordance with the prospective adoption provisions allowed under FSP FAS 106-2. The impact of the Act on the postretirement benefit obligations and net postretirement benefit costs for PPL's other postretirement benefit plans is not expected to be material.

  Goodwill

  (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply					PPL

	Supply	International		Total	Delivery(a)	Total

Balance at December 31, 2003	$93	$920		$1,013	$55	$1,068

Effect of foreign currency exchange rates		47		47		47

Purchase accounting adjustments	1	(37)	(b)	(36)		(36)

Balance at June 30, 2004	$94	$930		$1,024	$55	$1,079

(a)	The Delivery segment is not part of PPL Energy Supply.
(b)	Tax adjustments pursuant to EITF Issue 97-3, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

  Asset Retirement Obligations

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. In connection with the adoption of SFAS 143, PPL and PPL Energy Supply recorded a cumulative effect of adoption that increased net income by $63 million.

  PPL and PPL Energy Supply's AROs are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The changes in the carrying amounts of the AROs were as follows:

ARO at December 31, 2003	$242

Accretion expense	9

Settlement	(4)

ARO at June 30, 2004	$247

  Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear decommissioning trust and can only be used for future decommissioning costs. The fair value of the nuclear decommissioning trust was $373 million as of June 30, 2004, and $357 million as of December 31, 2003.

  Workforce Reduction

  (PPL, PPL Energy Supply and PPL Electric)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries commenced a workforce reduction assessment in June 2002. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers.

  During 2002 and 2003, PPL recorded total charges of $84 million. PPL Energy Supply recorded charges of $41 million in 2002. During 2002 and 2003, PPL Electric recorded total charges of $42 million, including the charges associated with implementation of the Automated Meter Reading project. There was no impact to earnings for the periods ended June 30, 2004 and 2003.

  As of June 30, 2004, 539 employees of PPL subsidiaries were terminated. An additional 64 positions, which are primarily bargaining unit, are being evaluated for termination over the next six months, due to the timing of PPL Electric's Automated Meter Reading project and the displacement program under the bargaining unit contract. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program are paid from the PPL Retirement Plan pension trust and increased PPL's pension liabilities in 2002 and 2003 when recorded. Substantially all of the accrued non-pension benefits have been paid.

  New Accounting Standards

  FIN 46(R) (PPL, PPL Energy Supply and PPL Electric)

  In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which is known as FIN 46(R) and replaces FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." See Note 22 to the Financial Statements contained in each Registrants' Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of FIN 46 and the impact of its adoption for certain entities. FIN 46(R) does not change the general consolidation concepts of FIN 46. Among other things, FIN 46(R) clarifies certain provisions of FIN 46 and provides additional scope exceptions for certain types of businesses. FIN 46(R) provides that a public entity that is not a small business issuer should apply the provisions of FIN 46(R) to all entities no later than the end of the first reporting period that ends after March 15, 2004. PPL and its subsidiaries adopted FIN 46(R) for all entities effective March 31, 2004. This adoption did not have a material impact on the results of PPL and its subsidiaries.

  EITF Issue 03-1 (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, the FASB ratified certain consensus in EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 provides guidance for determining when an investment in certain debt and equity securities is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF Issue 03-1 also contains disclosure requirements related to information about impairments that have not been recognized as other than temporary as well as disclosure requirements for investments accounted for under the cost method. The recognition and measurement provisions of EITF Issue 03-1 are required to be applied to other-than-temporary impairment evaluations as of the balance sheet date in reporting periods beginning after June 15, 2004. The disclosure provisions related to cost method investments are effective for annual financial statements for fiscal years ending after June 15, 2004, while all other disclosure provisions were effective for annual financial statements for fiscal years ending after December 15, 2003. PPL and its subsidiaries are in the process of evaluating the impact of adopting the recognition and measurement provisions of EITF Issue 03-1. The potential impact of adopting EITF Issue 03-1 for the third quarter of 2004 is not yet determinable, but could be material. The impact of adoption is dependent upon the fair value of debt and equity securities at the time of the impairment assessment. PPL and its subsidiaries cannot predict the fair values. However, if EITF Issue 03-1 had been effective as of June 30, 2004, PPL estimates that it would have incurred an other-than-temporary impairment charge of approximately $3 million, after tax.

  EITF Issue 03-6 (PPL)

  In March 2004, the FASB ratified EITF Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings per Share'." EITF Issue 03-6 addresses a number of issues regarding the calculation of basic EPS by companies that have issued securities other than common stock that participate in dividends and earnings, which are known as participating securities. EITF Issue 03-6 requires participating securities to be included in the calculation of basic EPS using the two-class method and provides guidance in applying the two-class method. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004, and it requires restatement of prior periods. PPL adopted EITF Issue 03-6 during the second quarter of 2004. The initial adoption did not have an impact on PPL.

  EITF Issue 03-16 (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, the FASB ratified EITF Issue 03-16, "Accounting for Investments in Limited Liability Companies." EITF Issue 03-16 provides that an investment in a limited liability company (LLC) that maintains a specific ownership account for each investor should be viewed similarly to an investment in a limited partnership for purposes of determining whether a noncontrolling interest in the LLC should be accounted for using the cost or equity method. EITF Issue 03-16 is effective for reporting periods beginning after June 15, 2004, and is required to be applied as a change in accounting principle with a cumulative effect adjustment reflected in the period of adoption. PPL and its subsidiaries adopted EITF Issue 03-16 effective July 1, 2004. The adoption did not have a material impact on the results of PPL and its subsidiaries.

  FSP FAS 106-1 and FSP FAS 106-2 (PPL, PPL Energy Supply and PPL Electric)

  See Note 12 for a discussion of FSP FAS 106-1 and FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. See Item 1, "Business - Background" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for descriptions of PPL's major segments. See Exhibit 99 in Item 15 in PPL's Form 10-K for the current corporate organization structure. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for an overview of PPL's strategy and the risks and challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and six months ended June 30, 2004, with the comparable periods in 2003.

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three and six months ended June 30, 2004, as compared with the same periods in 2003, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 13% for both periods.

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

Earnings

Net income and the related EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income	$148	$116	$325	$355

EPS - basic	$0.81	$0.68	$1.80	$2.10

EPS - diluted	$0.81	$0.67	$1.80	$2.09

The after-tax changes in net income were primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Domestic:

Eastern U.S. margins	$7	$19

Net energy trading margins	(4)	4

Northwestern U.S. margins	(5)	(1)

Southwestern U.S. margins		1

Delivery revenues (net of CTC/ITC amortization and interest on transition bonds)	2	2

Operation and maintenance expenses	7	(13)

Depreciation	(5)	(10)

Taxes, other than income (excluding gross receipts tax)	(1)	6

Interest expense and preferred distributions	(4)	(7)

Realized earnings on nuclear decommissioning trust	(3)	(2)

Other	6	3

Total Domestic		2

International:

U.K.

Impact of changes in foreign currency exchange rates	6	13

Other	2	4

Latin America	5	6

Other	3

Total International	16	23

Unusual items	16	(55)

	$32	$(30)

The changes in net income from period to period were, in part, attributable to several unusual items with significant earnings impacts, including accounting changes, discontinued operations and infrequently occurring items. The after-tax impacts of these unusual items are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Accounting change:

ARO (Note 14)				$63

Sale of CGE (Note 7)	$1		$(7)

Sale of CEMAR (Note 7)	23		23

Discontinued operations (Note 7)	(2)		(2)

Impairment of investment in technology supplier (Note 7)	(6)		(6)

Total	$16		$8	$63

The period to period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed in the balance of "Results of Operations."

PPL's future earnings could be, or will be, impacted by a number of key factors, including the following:

  Due to current electricity and natural gas price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL is unable to predict the ultimate earnings impact of this issue, based upon future energy price levels, applicable accounting rules and other factors, but such impact may be material. In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to the Arizona Public Service Company. If the necessary regulatory approvals can be obtained, the sale is expected to close in the first quarter of 2005. If it becomes likely that the required regulatory approvals will be obtained, PPL will reassess the Sundance assets for possible impairment. PPL estimates that an impairment charge of about $47 million after-tax, or $0.25 per share, could be recorded in 2004 or 2005 depending on the timing of regulatory approvals. See Note 7 to the Financial Statements for additional information on the potential Sundance sale.
  Market prices for electricity and fuel may negatively impact energy margins and earnings.
  PPL is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2003, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  PPL Electric has filed a proposal with the PUC to increase distribution rates by approximately $164 million and has notified the PUC that it plans to pass through to customers approximately $57 million in increased transmission charges that PPL Electric pays to PJM for transmission services. Transmission services are provided under the PJM Open Access Transmission Tariff, a rate schedule filed with and approved by the FERC. Under the federal "filed rate doctrine," such FERC-approved rates may be recovered from retail customers without a review of those rates by a state agency such as the PUC. In addition, PPL Electric's PUC-approved retail tariff permits the automatic pass-through of transmission charges. PPL Electric agreed to a cap on both of these charges until December 31, 2004, as part of its 1998 settlement under the PUC Final Order. Generation charges for customers who do not select an alternative energy supplier are fixed through 2009 and are not affected by these changes. The combination of the proposed distribution rate increase and transmission charge pass-through would result in an 8.1% increase over PPL Electric's present rates effective January 1, 2005. PPL Electric cannot predict the outcome of this proceeding.
  In July 2004, the EITF reached a tentative conclusion, under EITF Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," regarding the inclusion of contingently convertible debt securities in diluted EPS calculations. If the conclusion is finalized and ratified by the FASB in its current form, beginning in the fourth quarter of 2004, PPL potentially would be required to include an additional eight million shares of common stock associated with PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 in its calculation of diluted EPS, for current and relevant prior periods, as if the securities were converted as of the date of issuance (May 2003), despite the fact that the securities contain a market price trigger for conversion that has not yet been attained. PPL currently estimates that the inclusion of the additional shares would decrease its diluted EPS by $0.11 for 2004 and $0.10 for 2003. See Note 4 to the Financial Statements for a discussion of the convertible senior notes.
  Earnings in 2005 and beyond are expected to be impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). PPL cannot predict the ultimate outcome of the rate review. See Note 8 to the Financial Statements for additional information.
  PPL has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL has estimated that these facilities will contribute approximately $0.13 to its EPS in 2004, approximately $0.16 to its EPS in 2005 and 2006, and approximately $0.17 to its EPS in 2007. See Note 8 to the Financial Statements for a discussion of the IRS review of synthetic fuel production procedures.
  See Note 16 to the Financial Statements for new accounting standards, which have been issued but not yet adopted by PPL, that may impact future earnings.

Domestic Gross Energy Margins

The following table provides changes in the income statement line items that comprise domestic gross energy margins:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Utility revenues	$45	$111

Unregulated retail electric and gas revenues	(4)	(24)

Wholesale energy marketing revenues	(9)	(29)

Net energy trading margins	(7)	7

Other revenue adjustments (a)	(29)	(64)

Total revenues	(4)	1

Fuel	37	43

Energy purchases	(34)	(66)

Other cost adjustments (a)	(3)	(15)

Total cost of sales		(38)

Domestic gross energy margins	$(4)	$39

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities. Also adjusted to include gains on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's normal and hedge activities (non-trading), as well as trading activities. Non-trading margins are now discussed on a geographic basis rather than on an activity basis, as reported prior to 2004. A regional perspective more closely matches the internal view of how PPL's energy business is managed.

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Eastern U.S.	$12	$33

Northwestern U.S.	(9)	(2)

Southwestern U.S.		1

Net energy trading	(7)	7

Domestic gross energy margins	$(4)	$39

Eastern U.S.

Eastern U.S. non-trading margins were higher for the three and six months ended June 30, 2004, compared with the same periods in 2003, due to retail volumes increasing 5% and 4% and wholesale volumes increasing 1% and 2%. Retail volumes increased primarily due to the return of customers who previously shopped for energy in the competitive market in Pennsylvania. In addition, retail energy prices increased about 1% in accordance with the schedule established by the PUC's Final Order. Wholesale volumes increased primarily due to serving new competitive load obligations in Connecticut and New Jersey.

Northwestern U.S.

Northwestern U.S. non-trading margins were lower for the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily due to a retroactive coal price increase caused by an unfavorable arbitration ruling. Incremental expense of $6 million was recorded during the three months ended June 30, 2004, as a result of the ruling, most of which related to years 2001 to 2003. In addition, for the three months ended June 30, 2004, hydro generation was 16% lower than the same period in 2003 due to continuing drought conditions. For the six months ended June 30, 2004, a 4% increase in realized sales prices combined with a slight improvement in generation production contributed to lowering supply costs, that partially offset the retroactive coal price adjustment.

Southwestern U.S.

Southwestern U.S. non-trading margins were relatively flat for the three and six months ended June 30, 2004, compared with the same periods in 2003.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $7 million decrease for the three months ended June 30, 2004, compared with the same period in 2003, was primarily due to a decrease in realized and unrealized gains on electricity positions. The $7 million increase for the six months ended June 30, 2004, compared with the same period in 2003, was due to a $3 million increase in electricity positions and a $4 million increase in gas and oil positions. The physical volumes associated with energy trading for the three months ended June 30, 2004, were 1,186 GWh and 1.8 Bcf, compared with 1,055 GWh and 3.4 Bcf for the three months ended June 30, 2003. Energy trading physical volumes for the six months ended June 30, 2004, were 2,180 GWh and 4.3 Bcf, compared with 2,269 GWh and 7.2 Bcf for the six months ended June 30, 2003.

Utility Revenues

The increases in utility revenues were attributable to the following:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Domestic:

Retail electric revenue (PPL Electric)

PLR electric generation supply	$27	$57

Electric delivery	3	3

Other		(1)

Wholesale electric revenue (PPL Electric)	(7)	(11)

Gas revenue (PPL Gas Utilities)	3	6

International:

Retail electric delivery (PPL Global)

U.K.	14	40

Chile	7	19

El Salvador	(2)	(2)

	$45	$111

The increase in utility revenues for the three months ended June 30, 2004, compared with the same period in 2003, was primarily due to:

  higher PLR revenues due to higher energy and capacity rates in 2004 compared with 2003, and a 5% increase in volumes, in part due to the return of customers previously served by alternate suppliers;
  higher WPD revenues in the U.K. primarily due to the change in foreign currency exchange rates;
  higher revenues in Chile due to higher energy prices, which are a pass-through to customer rates, the change in foreign currency exchange rates, and a 5% increase in sales volumes;
  higher PPL Gas Utilities revenues, primarily due to the increase in natural gas prices which are a pass-through to customer rates, partially offset by a decrease in volumes; and
  higher PPL Electric delivery revenues resulting from a 4% increase in delivery sales, in part due to warmer weather in the second quarter of 2004 compared to 2003; partially offset by lower wholesale electric revenues due to the expiration of all PPL Electric municipal purchase power agreements at the end of January 2004.

The increase in utility revenues for the six months ended June 30, 2004, compared with the same period in 2003, was primarily due to:

  higher PLR revenues due to higher energy and capacity rates in 2004 compared with 2003, and a 4% increase in volumes, in part due to the return of customers previously served by alternate suppliers;
  higher PPL Gas Utilities revenues, primarily due to the increase in natural gas prices which are a pass-through to customer rates, partially offset by a decrease in volumes;
  higher WPD revenues in the U.K. primarily due to the change in foreign currency exchange rates; and
  higher revenues in Chile due to higher energy prices, which are a pass-through to customer rates, the change in foreign currency exchange rates, and a 7% increase in sales volumes; partially offset by lower wholesale electric revenues due to the expiration of all PPL Electric municipal purchase power agreements at the end of January 2004.

Energy Related Businesses

Energy related businesses contributed $24 million less to operating income for the six months ended June 30, 2004, compared with the same period in 2003. The decrease was attributable to the following:

  a $15 million loss on the sale of CGE (see Note 7 to the Financial Statements);
  a $4 million decrease due to WPD contract terminations in 2003 and 2004;
  a $4 million decrease from mechanical contracting and engineering subsidiaries due to the continued decline in capital spending in commercial and industrial markets, lower margins experienced in those markets, and cost overruns at two major projects;
  a $2 million decrease from Latin American subsidiaries due primarily to lower dividends received and lower construction sales; and
  a $2 million higher pre-tax operating loss from synfuel projects; partially offset by a $5 million operating loss on some Hyder properties in the first quarter of 2003, which were subsequently sold in April 2003.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Property damage and environmental insurance settlements which were recorded in 2003		$12

Increase in foreign currency exchange rates	$4	8

Decrease in domestic and international pension income	4	8

Outage costs associated with planned maintenance at the Montour and Conemaugh plants	4	7

Timing and extent of outage costs associated with the planned refueling and inspection at the Susquehanna station and of other nuclear-related expenses	(9)	7

Lease expense on office building and parking garage	1	4

Decrease in lease expense due to consolidation of the lessor of the Sundance and University Park generation facilities due to FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51"	(6)	(12)

Decrease in other postretirement benefit expense	(1)	(5)

Impairment charge on transmission rights in 2003	(4)	(4)

Other	3	10

	$(4)	$35

The decreases in net pension income for the three and six months ended June 30, 2004, compared with the same periods in 2003, were attributable to a reduction in the discount rate assumptions for PPL's domestic and international pension plans. Although financial markets have improved and PPL's domestic and international pension plans have experienced significant asset gains, interest rates on fixed-income obligations have continued to fall, requiring a further reduction in the discount rate assumption as of December 31, 2003. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension costs, which will result in PPL's recognition of lower levels of net pension income in 2004. See Note 12 to the Financial Statements for details of the costs of PPL's pension plans.

Depreciation

The increases in depreciation expense were primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Additions to PP&E	$8	$12

Consolidation of the lessor of the Sundance and University Park generation facilities due to FIN 46	4	8

Foreign currency exchange rates	3	7

2003 purchase accounting adjustments to WPD assets	(5)	(14)

	$10	$13

Taxes, Other Than Income

Taxes, other than income, increased by $4 million during the three months ended June 30, 2004, compared with the same period in 2003. The increase was primarily due to increases in WPD's property taxes, primarily related to the impact of changes in foreign currency exchange rates and an increase in property tax rates, as well as increases in domestic gross receipts tax and capital stock tax.

Taxes, other than income, decreased by $4 million during the six months ended June 30, 2004, compared with the same period in 2003. In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of the third party interveners to further appeal expired in 2004. This decrease was partially offset by increases in WPD's property taxes, primarily related to the impact of changes in foreign currency exchange rates, adjustments recorded in 2003 and an increase in property tax rates, as well as increases in domestic gross receipts tax and capital stock tax.

Other Income - net

See Note 10 to the Financial Statements for details of other income.

Financing Costs

The increase (decrease) in financing costs, which include "Interest Expense" and "Distributions on Preferred Securities," was primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Increase in interest expense due to consolidation of the lessors of the Sundance, University Park and Lower Mt. Bethel generation facilities, in accordance with FIN 46	$10	$16

Financing costs associated with the repayment of the consolidated trust's debt for the Sundance and University Park generation facilities	9	9

Increase in long-term debt interest expense from WPD's additional debt issuances in March and May 2003	11	25

Increase in long-term debt interest expense due to PPL Energy Supply's issuance of Convertible Senior Notes in May 2003	2	4

Decrease in interest expense due to hedging activities accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"	(7)	(8)

Decrease in amortization expense	(3)	(6)

Decrease in short-term debt expense	(4)	(11)

Decrease in long-term debt interest expense due to net long-term debt retirements	(9)	(15)

Write-off of unamortized swap costs on WPD debt restructuring	(11)	(11)

	$(2)	$3

Income Taxes

Income taxes decreased by $23 million and $20 million for the three and six months ended June 30, 2004, compared with the same periods in 2003. The decreases were due to:

  lower pre-tax book income, resulting in $2 million and $4 million decreases in income taxes for the three and six months ended June 30, 2004;
  differences in income recognition for tax purposes related to foreign affiliates, resulting in $17 million and $13 million reductions in income taxes for the three and six months ended June 30, 2004; and
  additional synthetic fuel tax credits recognized, resulting in $2 million and $3 million reductions in income taxes for the three and six months ended June 30, 2004.

See Note 2 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 7 to the Financial Statements for information regarding the losses recorded related to the sale of PPL Global's investment in a Latin American telecommunications company.

Cumulative Effect of a Change in Accounting Principle

PPL adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 21 to the Financial Statements in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for additional information.

Financial Condition

Liquidity

At June 30, 2004, PPL had $358 million of cash and cash equivalents and $65 million of short-term debt. At December 31, 2003, PPL had $476 million of cash and cash equivalents and $56 million of short-term debt. The decrease in PPL's cash position was the net result of:

  the retirement of $938 million of long-term debt;
  $375 million of capital expenditures; and
  the payment of $142 million of common and preferred dividends; partially offset by
  $628 million of cash provided by operating activities;
  the issuance of $589 million of common stock;
  proceeds of $123 million from the sale of CGE; and
  the issuance of $15 million of long-term debt.

Rating Agency Decisions

Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

During the second quarter of 2004, S&P affirmed its BBB ratings on both PPL and PPL Energy Supply and revised its outlook on both entities from negative to stable. S&P also affirmed its BBB- rating on PPL Montana's Pass-Through Certificates due 2020 and revised its outlook from negative to stable. At the same time, S&P affirmed its A-/A2 rating and negative outlook on PPL Electric. Also, S&P indicated that the following ratings would remain unchanged following the aforementioned revision to PPL's outlook:

  WPDH Limited of BBB-/Negative/A-3;
  WPD (South West) of BBB+/Negative/A-2; and
  WPD (South Wales) of BBB+/Negative/A-2.

Subsequent Financings

In August 2004, PPL Electric began participating in an asset-backed commercial paper (ABCP) program through which PPL Electric obtains financing by selling and contributing to a subsidiary certain of its accounts receivable. The subsidiary pledges the accounts receivable to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric expects to use the proceeds from the ABCP program for general corporate purposes and to cash collateralize letters of credit. See Note 6 to the Financial Statements for additional information.

Other

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. WPD's two principal plans were the subject of a formal actuarial valuation as of March 31, 2004. Preliminary valuations show an actuarial deficit of approximately £250 million (approximately $454 million based on current exchange rates) that may need to be funded over approximately 14 years if markets and asset values do not recover. WPD expects to conclude the formal valuation process and agree on deficit contribution schedules with the Trustees of the plans by March 31, 2005.

WPD believes that its internally generated cash flow, combined with its bank credit facilities, provides sufficient resources to finance its cash requirements and to maintain appropriate available liquidity.

For additional information on PPL's liquidity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL's net fair market value of these contracts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Fair value of contracts outstanding at the beginning of the period	$85	$133	$86	$63

Contracts realized or otherwise settled during the period	(21)	(15)	(45)	(60)

Fair value of new contracts at inception

Other changes in fair values	24	(34)	47	81

Fair value of contracts outstanding at the end of the period	$88	$84	$88	$84

"Contracts realized or otherwise settled during the period" relate to contracts entered into prior to April 1 for the three months ended June 30 and contracts entered into prior to January 1 for the six months ended June 30. These amounts do not reflect intra-period contracts that were entered into and settled during the periods.

"Other changes in fair values" represents changes in the market value that have occurred for contracts that were outstanding at the end of each period.

The following chart segregates estimated fair values of PPL's commodity derivative contracts that qualify for hedge accounting treatment at June 30, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$7	$3			$10

Prices provided by other external sources	53	29	$(3)	$(1)	78

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$60	$32	$(3)	$(1)	$88

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through 2010.

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

As of June 30, 2004, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $174 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2004 gross margins by about $1 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2004 gross margins by $4 million.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2006. The following chart sets forth PPL's net fair market value of trading contracts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Fair value of contracts outstanding at the beginning of the period	$11	$(16)	$3	$(6)

Contracts realized or otherwise settled during the period	(4)	10	(7)	9

Fair value of new contracts at inception		(2)	4	(2)

Other changes in fair values	5	1	12	(8)

Fair value of contracts outstanding at the end of the period	$12	$(7)	$12	$(7)

"Contracts realized or otherwise settled during the period" relate to trading contracts entered into prior to April 1 for the three months ended June 30 and contracts entered into prior to January 1 for the six months ended June 30. These amounts do not reflect intra-period contracts that were entered into and settled during the periods.

The "Fair value of new contracts at inception" is usually zero, because they are entered into at current market prices. However, when PPL enters into an option contract, a premium is paid or received.

"Other changes in fair values" represents changes in the market value that have occurred for contracts that were outstanding at the end of each period.

As of June 30, 2004, the net loss on PPL's trading activities expected to be recognized in earnings during the next three months is $3 million.

The following chart segregates estimated fair values of PPL's trading portfolio at June 30, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1	$1			$2

Prices provided by other external sources		4			4

Prices based on models and other valuation methods	5	1			6

Fair value of contracts outstanding at the end of the period	$6	$6			$12

As of June 30, 2004, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $9 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations. PPL utilizes various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2004, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $5 million.

PPL is also exposed to changes in the fair value of its U.S. and international debt portfolios. At June 30, 2004, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $221 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At June 30, 2004, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $7 million.

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

PPL executed forward sale transactions for £17.7 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of June 30, 2004, was $5 million, being the amount PPL would pay to terminate the transactions.

To protect expected income in British pounds sterling, PPL entered into average rate forward sales contracts for £29 million. In conjunction with these forward contracts, PPL executed average rate purchase options of £20 million to mitigate the liquidity risk inherent in the average rate forwards. At June 30, 2004, the market value of these positions, representing the amount PPL would receive to terminate them, was insignificant.

To protect expected income in Chilean pesos, PPL entered into average rate forward sales contracts for 5.5 billion Chilean pesos. At June 30, 2004, the market value of these positions, representing the amount PPL would receive to terminate them, was insignificant.

WPDH Limited held a net position in cross-currency swaps totaling $1.3 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position at June 30, 2004, being the amount PPL would pay to terminate it, including accrued interest, was $197 million.

On the Statement of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in "Accumulated other comprehensive loss" on the Balance Sheet until the investment is disposed.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2004, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2004, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $27 million reduction in the fair value of the trust assets.

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

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL has also established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, as well as a reserve related to PPL's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Note 8 to the Financial Statements for additional information on the sales to the California ISO.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At June 30, 2004, PPL had domestic generation projects under development which are expected to provide 218 MW of additional generation.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 16 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss contingencies and asset retirement obligations.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. See Item 1, "Business - Background" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a description of PPL Energy Supply's domestic and international businesses. See Exhibit 99 in Item 15 in PPL Energy Supply's Form 10-K for a listing of its principal subsidiaries. Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for an overview of PPL Energy Supply's strategy and the risks and challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and six months ended June 30, 2004, with the comparable periods in 2003.

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three and six months ended June 30, 2004, as compared with the same periods in 2003, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 13% for both periods.

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

Earnings

Net income was as follows:

Three Months Ended June 30,		Six Months Ended June 30,

2004	2003	2004	2003

$157	$132	$303	$348

The after-tax changes in net income were primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Domestic:

Eastern U.S. margins	$7	$19

Net energy trading margins	(4)	4

Northwestern U.S. margins	(5)	(1)

Southwestern U.S. margins		1

Depreciation	(5)	(7)

Interest expense	(10)	(15)

Operation and maintenance expenses	8	(4)

Other income - affiliated interest	(2)	(6)

Energy related businesses	(1)	(3)

Realized earnings on nuclear decommissioning trust	(3)	(2)

Other	2	(5)

Total Domestic	(13)	(19)

International:

U.K.

Impact of changes in foreign currency exchange rates	6	13

Other	2	4

Latin America	5	6

Other	3

Total International	16	23

Unusual items	22	(49)

	$25	$(45)

The changes in net income from period to period were, in part, attributable to several unusual items with significant earnings impacts, including accounting changes, discontinued operations and infrequently occurring items. The after-tax impacts of these unusual items are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Accounting change:

ARO (Note 14)				$63

Sale of CGE (Note 7)	$1		$(7)

Sale of CEMAR (Note 7)	23		23

Discontinued operations (Note 7)	(2)		(2)

Total	$22		$14	$63

The period to period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed in the balance of "Results of Operations."

PPL Energy Supply's future earnings could be, or will be, impacted by a number of key factors, including the following:

  Due to current electricity and natural gas price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL Energy Supply is unable to predict the ultimate earnings impact of this issue, based upon future energy price levels, applicable accounting rules and other factors, but such impact may be material. In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to the Arizona Public Service Company. If the necessary regulatory approvals can be obtained, the sale is expected to close in the first quarter of 2005. If it becomes likely that the required regulatory approvals will be obtained, PPL Energy Supply will reassess the Sundance assets for possible impairment. PPL Energy Supply estimates that an impairment charge of about $47 million after-tax could be recorded in 2004 or 2005 depending on the timing of regulatory approvals. See Note 7 to the Financial Statements for additional information on the potential Sundance sale.
  Market prices for electricity and fuel may negatively impact energy margins and earnings.
  PPL Energy Supply is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2003, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  Earnings in 2005 and beyond are expected to be impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). PPL Energy Supply cannot predict the ultimate outcome of the rate review. See Note 8 to the Financial Statements for additional information.
  PPL Energy Supply has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL Energy Supply has estimated that these facilities will contribute approximately $23 million to earnings in 2004, approximately $30 million to earnings in 2005 and 2006, and approximately $32 million to earnings in 2007. See Note 8 to the Financial Statements for a discussion of the IRS review of synthetic fuel production procedures.
  See Note 16 to the Financial Statements for new accounting standards that may impact future earnings.

Domestic Gross Energy Margins

The following table provides changes in the income statement line items that comprise domestic gross energy margins:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Wholesale energy marketing revenues	$(9)	$(29)

Wholesale energy marketing to affiliates revenues	18	39

Unregulated retail electric and gas revenues	(4)	(24)

Net energy trading margins	(7)	7

Other revenue adjustments (a)	(2)	8

Total revenues	(4)	1

Fuel	34	39

Energy purchases	(36)	(70)

Energy purchases from affiliates	1	(6)

Other cost adjustments (a)	1	(1)

Total cost of sales		(38)

Domestic gross energy margins	$(4)	$39

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include gains on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's normal and hedge activities (non-trading), as well as trading activities. Non-trading margins are now discussed on a geographic basis rather than on an activity basis, as reported prior to 2004. A regional perspective more closely matches the internal view of how PPL's energy business is managed.

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Eastern U.S.	$12	$33

Northwestern U.S.	(9)	(2)

Southwestern U.S.		1

Net energy trading	(7)	7

Domestic gross energy margins	$(4)	$39

Eastern U.S.

Eastern U.S. non-trading margins were higher for the three and six months ended June 30, 2004, compared with the same periods in 2003, due to retail volumes increasing 5% and 4% and wholesale volumes increasing 1% and 2%. Retail volumes increased primarily due to the return of customers who previously shopped for energy in the competitive market in Pennsylvania. In addition, retail energy prices increased about 1% in accordance with the schedule established by the PUC's Final Order. Wholesale volumes increased primarily due to serving new competitive load obligations in Connecticut and New Jersey.

Northwestern U.S.

Northwestern U.S. non-trading margins were lower for the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily due to a retroactive coal price increase caused by an unfavorable arbitration ruling. Incremental expense of $6 million was recorded during the three months ended June 30, 2004, as a result of the ruling, most of which related to years 2001 to 2003. In addition, for the three months ended June 30, 2004, hydro generation was 16% lower than the same period in 2003 due to continuing drought conditions. For the six months ended June 30, 2004, a 4% increase in realized sales prices combined with a slight improvement in generation production contributed to lowering supply costs, that partially offset the retroactive coal price adjustment.

Southwestern U.S.

Southwestern U.S. non-trading margins were relatively flat for the three and six months ended June 30, 2004, compared with the same periods in 2003.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $7 million decrease for the three months ended June 30, 2004, compared with the same period in 2003, was primarily due to a decrease in realized and unrealized gains on electricity positions. The $7 million increase for the six months ended June 30, 2004, compared with the same period in 2003, was due to a $3 million increase in electricity positions and a $4 million increase in gas and oil positions. The physical volumes associated with energy trading for the three months ended June 30, 2004, were 1,186 GWh and 1.8 Bcf, compared with 1,055 GWh and 3.4 Bcf for the three months ended June 30, 2003. Energy trading physical volumes for the six months ended June 30, 2004, were 2,180 GWh and 4.3 Bcf, compared with 2,269 GWh and 7.2 Bcf for the six months ended June 30, 2003.

Utility Revenues

The increases in utility revenues were attributable to the following:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

International:

Retail electric delivery (PPL Global)

U.K.	$14	$40

Chile	7	19

El Salvador	(2)	(2)

	$19	$57

The increases for both periods were primarily due to:

  higher WPD revenues in the U.K. primarily due to the change in foreign currency exchange rates; and
  higher revenues in Chile due to higher energy prices, which are a pass-through to customer rates, the change in foreign currency exchange rates, and increases in sales volumes of 5% and 7% for the three and six months ended June 30, 2004, compared with the same periods in 2003; partially offset by lower revenues in El Salvador due to lower energy prices, despite higher sales volumes.

Energy Related Businesses

Energy related businesses contributed $23 million less to operating income for the six months ended June 30, 2004, compared with the same period in 2003. The decrease was attributable to the following:

  a $15 million loss on the sale of CGE (see Note 7 to the Financial Statements);
  a $4 million decrease due to WPD contract terminations in 2003 and 2004;
  a $4 million decrease from mechanical contracting and engineering subsidiaries due to the continued decline in capital spending in commercial and industrial markets, lower margins experienced in those markets, and cost overruns at two major projects;
  a $2 million decrease from Latin American subsidiaries due primarily to lower dividends received and lower construction sales; and
  a $2 million higher pre-tax operating loss from synfuel projects; partially offset by a $5 million operating loss on some Hyder properties in the first quarter of 2003, which were subsequently sold in April 2003.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Property damage and environmental insurance settlements which were recorded in 2003		$12

Increase in foreign currency exchange rates	$4	8

Outage costs associated with planned maintenance at the Montour and Conemaugh plants	4	7

Timing and extent of outage costs associated with the planned refueling and inspection at the Susquehanna station and of other nuclear-related expenses	(9)	7

Decrease in domestic and international pension income	2	4

Decrease in lease expense due to consolidation of the lessor of the Sundance and University Park generation facilities due to FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51"	(6)	(12)

Impairment charge on transmission rights in 2003	(4)	(4)

Lower trademark license fees from a PPL subsidiary (Note 9)	(1)	(4)

	$(10)	$18

The decreases in net pension income for the three and six months ended June 30, 2004, compared with the same periods in 2003, were attributable to a reduction in the discount rate assumptions for PPL Energy Supply's domestic and international pension plans. Although financial markets have improved and PPL Energy Supply's domestic and international pension plans have experienced significant asset gains, interest rates on fixed-income obligations have continued to fall, requiring a further reduction in the discount rate assumption as of December 31, 2003. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension costs, which will result in PPL Energy Supply's recognition of lower levels of net pension income in 2004. See Note 12 to the Financial Statements for details of the costs of PPL Energy Supply's pension plans.

Depreciation

The increases in depreciation expense were primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Additions to PP&E	$7	$8

Consolidation of the lessor of the Sundance and University Park generation facilities due to FIN 46	4	8

Foreign currency exchange rates	3	7

2003 purchase accounting adjustments to WPD assets	(5)	(14)

	$9	$9

Taxes, Other Than Income

Taxes, other than income, increased by $7 million during the six months ended June 30, 2004, compared with the same period in 2003. The increase was primarily due to an increase in domestic capital stock tax of $3 million and increases in WPD's property taxes of $5 million, primarily related to the impact of changes of foreign currency exchange rates, adjustments recorded in 2003 and an increase in property tax rates.

Other Income - net

See Note 10 to the Financial Statements for details of other income.

Financing Costs

The increases in financing costs, which include "Interest Expense" and "Distributions on Preferred Securities," were primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Increase in interest expense due to consolidation of the lessors of the Sundance, University Park and Lower Mt. Bethel generation facilities, in accordance with FIN 46	$10	$16

Financing costs associated with the repayment of the consolidated trust's debt for the Sundance and University Park generating facilities	9	9

Increase in long-term debt interest expense from WPD's additional debt issuances in March and May 2003	11	25

Increase in long-term debt interest expense due to the issuance of Convertible Senior Notes in May 2003	2	4

Increase in other long-term debt interest expense	2	3

Decrease in amortization expense	(4)	(8)

Decrease in short-term debt interest expense	(4)	(11)

Write-off of unamortized swap costs on WPD debt restructuring	(11)	(11)

	$15	$27

Income Taxes

Income taxes decreased by $22 million and $21 million for the three and six months ended June 30, 2004, compared with the same periods in 2003. The decreases were due to:

  lower pre-tax book income, resulting in a $4 million decrease in income taxes for the six months ended June 30, 2004;
  differences in income recognition for tax purposes related to foreign affiliates, resulting in $17 million and $13 million reductions in income taxes for the three and six months ended June 30, 2004; and
  additional synthetic fuel tax credits recognized, resulting in $2 million and $3 million reductions in income taxes for the three and six months ended June 30, 2004.

See Note 2 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 7 to the Financial Statements for information regarding the losses recorded related to the sale of PPL Global's investment in a Latin American telecommunications company.

Cumulative Effect of a Change in Accounting Principle

PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 21 to the Financial Statements in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for additional information.

Financial Condition

Liquidity

At June 30, 2004, PPL Energy Supply had $222 million of cash and cash equivalents and no short-term debt. At December 31, 2003, PPL Energy Supply had $227 million of cash and cash equivalents and $56 million of short-term debt. The decrease in PPL Energy Supply's cash position was the net result of:

  the retirement of $663 million of long-term debt;
  $264 million of capital expenditures;
  the distribution to Member of $124 million; and
  a decrease of $61 million in short-term debt; partially offset by
  $438 million of cash provided by operating activities;
  proceeds of $495 million from a note payable to an affiliate;
  proceeds of $123 million from the sale of CGE;
  the contribution from Member of $58 million; and
  the issuance of $15 million of long-term debt.

Rating Agency Decisions

Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) periodically review the credit ratings on the debt and preferred securities of PPL Energy Supply and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

During the second quarter of 2004, S&P affirmed its BBB ratings on both PPL and PPL Energy Supply and revised its outlook on both entities from negative to stable. S&P also affirmed its BBB- rating on PPL Montana's Pass-Through Certificates due 2020 and revised its outlook from negative to stable. Also, S&P indicated that the following ratings would remain unchanged following the aforementioned revision to PPL Energy Supply's outlook:

  WPDH Limited of BBB-/Negative/A-3;
  WPD (South West) of BBB+/Negative/A-2; and
  WPD (South Wales) of BBB+/Negative/A-2.

Other

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. WPD's two principal plans were the subject of a formal actuarial valuation as of March 31, 2004. Preliminary valuations show an actuarial deficit of approximately £250 million (approximately $454 million based on current exchange rates) that may need to be funded over approximately 14 years if markets and asset values do not recover. WPD expects to conclude the formal valuation process and agree on deficit contribution schedules with the Trustees of the plans by March 31, 2005.

WPD believes that its internally generated cash flow, combined with its bank credit facilities, provides sufficient resources to finance its cash requirements and to maintain appropriate available liquidity.

For additional information on PPL Energy Supply's liquidity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair market value of these contracts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Fair value of contracts outstanding at the beginning of the period	$84	$129	$86	$58

Contracts realized or otherwise settled during the period	(20)	(14)	(44)	(54)

Fair value of new contracts at inception

Other changes in fair values	21	(31)	43	80

Fair value of contracts outstanding at the end of the period	$85	$84	$85	$84

"Contracts realized or otherwise settled during the period" relate to contracts entered into prior to April 1 for the three months ended June 30 and contracts entered into prior to January 1 for the six months ended June 30. These amounts do not reflect intra-period contracts that were entered into and settled during the periods.

"Other changes in fair values" represents changes in the market value that have occurred for contracts that were outstanding at the end of each period.

The following chart segregates estimated fair values of PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment at June 30, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$7	$3			$10

Prices provided by other external sources	52	27	$(3)	$(1)	75

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$59	$30	$(3)	$(1)	$85

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through 2010.

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

As of June 30, 2004, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $174 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2004 gross margins by about $1 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2004 gross margins by $4 million.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2006. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Fair value of contracts outstanding at the beginning of the period	$11	$(16)	$3	$(6)

Contracts realized or otherwise settled during the period	(4)	10	(7)	9

Fair value of new contracts at inception		(2)	4	(2)

Other changes in fair values	5	1	12	(8)

Fair value of contracts outstanding at the end of the period	$12	$(7)	$12	$(7)

"Contracts realized or otherwise settled during the period" relate to trading contracts entered into prior to April 1 for the three months ended June 30 and contracts entered into prior to January 1 for the six months ended June 30. These amounts do not reflect intra-period contracts that were entered into and settled during the periods.

The "Fair value of new contracts at inception" is usually zero, because they are entered into at current market prices. However, when PPL Energy Supply enters into an option contract, a premium is paid or received.

"Other changes in fair values" represents changes in the market value that have occurred for contracts that were outstanding at the end of each period.

As of June 30, 2004, the net loss on PPL Energy Supply's trading activities expected to be recognized in earnings during the next three months is $3 million.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at June 30, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1	$1			$2

Prices provided by other external sources		4			4

Prices based on models and other valuation methods	5	1			6

Fair value of contracts outstanding at the end of the period	$6	$6			$12

As of June 30, 2004, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $9 million.

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

At June 30, 2004, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Energy Supply is also exposed to changes in the fair value of its U.S. and international debt portfolio. At June 30, 2004, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $164 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At June 30, 2004, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was immaterial.

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

PPL executed forward sale transactions for £17.7 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of June 30, 2004, was $5 million, being the amount PPL would pay to terminate the transactions.

To protect expected income in British pounds sterling, PPL entered into average rate forward sales contracts for £29 million. In conjunction with these forward contracts, PPL executed average rate purchase options of £20 million to mitigate the liquidity risk inherent in the average rate forwards. At June 30, 2004, the market value of these positions, representing the amount PPL would receive to terminate them, was insignificant.

To protect expected income in Chilean pesos, PPL entered into average rate forward sales contracts for 5.5 billion Chilean pesos. At June 30, 2004, the market value of these positions, representing the amount PPL would receive to terminate them, was insignificant.

WPDH Limited held a net position in cross-currency swaps totaling $1.3 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position at June 30, 2004, being the amount PPL would pay to terminate it, including accrued interest, was $197 million.

On the Statement of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss on the Balance Sheet until the investment is disposed.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2004, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2004, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $27 million reduction in the fair value of the trust assets.

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

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of non-performance by counterparties of their contractual obligations. PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. PPL Energy Supply records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Energy Supply also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Energy Supply has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL Energy Supply has also established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, as well as a reserve related to PPL Energy Supply's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Note 8 to the Financial Statements for additional information on the sales to the California ISO.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 9 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At June 30, 2004, PPL Energy Supply had domestic generation projects under development which are expected to provide 218 MW of additional generation.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 16 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss contingencies and asset retirement obligations.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, Pennsylvania. See Item 1, "Business - Background" in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a description of PPL Electric's business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for an overview of PPL Electric's strategy and the risks and challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and six months ended June 30, 2004, with the comparable periods in 2003.

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

Earnings

Income available to PPL was as follows:

Three Months Ended June 30,		Six Months Ended June 30,

2004	2003	2004	2003

$3	$	$36	$29

The after-tax changes in income available to PPL were primarily due to:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	$2	$2

Operation and maintenance expenses		(2)

Taxes, other than income	(1)	7

Depreciation	(1)	(2)

Financing costs (excluding transition bond interest expense)	1	2

Other	2

	$3	$7

The period to period changes in earnings components are discussed in the balance of "Results of Operations."

PPL Electric has filed a proposal with the PUC to increase distribution rates by approximately $164 million and has notified the PUC that it plans to pass through to customers approximately $57 million in increased transmission charges that PPL Electric pays to PJM for transmission services. Transmission services are provided under the PJM Open Access Transmission Tariff, a rate schedule filed with and approved by the FERC. Under the federal "filed rate doctrine," such FERC-approved rates may be recovered from retail customers without a review of those rates by a state agency such as the PUC. In addition, PPL Electric's PUC-approved retail tariff permits the automatic pass-through of transmission charges. PPL Electric agreed to a cap on both of these charges until December 31, 2004, as part of its 1998 settlement under the PUC Final Order. Generation charges for customers who do not select an alternative energy supplier are fixed through 2009 and are not affected by these changes. The combination of the proposed distribution rate increase and transmission charge pass-through would result in an 8.1% increase over PPL Electric's present rates effective January 1, 2005. PPL Electric cannot predict the outcome of this proceeding.

PPL Electric had been using CashPoint Network Services, Inc. (CashPoint) to manage customer bill payment centers. In April 2004, PPL Electric terminated the use of CashPoint to collect bill payments because of financial uncertainties and processing irregularities. CashPoint's largest creditors forced it into involuntary bankruptcy. As of June 30, 2004, PPL Electric recorded a reserve of $1 million, representing the estimated amount of funds owed by CashPoint that will not be recovered.

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to the following:

	June 30, 2004 vs. June 30, 2003

	Three Months Ended	Six Months Ended

PLR electric generation supply	$27	$57

Electric delivery	3	3

Delivery and PLR Supply to PPL Generation	(1)	(4)

Other		(1)

	$29	$55

The increases for both periods were primarily due to higher PLR revenues due to higher energy and capacity rates in 2004 compared with 2003, and a 5% and 4% increase in volumes for the three and six months ended June 30, 2004, in part due to the return of customers previously served by alternate suppliers.

Wholesale Electric

PPL Electric wholesale revenues were primarily derived from sales to municipalities. The $7 million and $11 million decreases in wholesale electric revenues for the three and six months ended June 30, 2004, compared with the same periods in 2003, were due to the expiration of all municipal purchase power agreements at the end of January 2004.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $19 million and $42 million for the three and six months ended June 30, 2004, compared with the same periods in 2003. The increases reflect an increase in PLR load for both periods in 2004, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support that load.

Depreciation

Depreciation increased by $3 million for the six months ended June 30, 2004, compared with the same period in 2003, primarily due to plant additions, including the Automated Meter Reading project.

Taxes, Other Than Income

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of the third party interveners to further appeal expired in 2004. The reversal is the primary reason for the $12 million decrease in taxes, other than income, for the six months ended June 30, 2004, compared with the same period in 2003.

Interest Expense

Interest expense decreased by $6 million and $13 million for the three and six months ended June 30, 2004, compared with the same periods in 2003. These decreases were the net impact of retirements of First Mortgage Bonds, Pollution Control Bonds, Senior Secured Bonds and Transition Bonds in 2003 and 2004, partially offset by the issuance of $100 million of Senior Secured Bonds and $90 million of Pollution Control Bonds in 2003.

Income Taxes

Income taxes increased by $4 million for the six months ended June 30, 2004, compared with the same period in 2003, as a result of higher pre-tax book income.

Financial Condition

Liquidity

At June 30, 2004, PPL Electric had $39 million of cash and cash equivalents and $65 million of short-term debt. At December 31, 2003, PPL Electric had $162 million of cash and cash equivalents and no short-term debt. The decrease in cash and cash equivalents was the net result of:

  the retirement of $271 million of long-term debt; and
  $98 million of capital expenditures; partially offset by
  $185 million of cash provided by operating activities; and
  an increase of $65 million in short-term debt.

For additional information on PPL Electric's liquidity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

Subsequent Financing

In August 2004, PPL Electric began participating in an asset-backed commercial paper (ABCP) program through which PPL Electric obtains financing by selling and contributing to a subsidiary certain of its accounts receivable. The subsidiary pledges the accounts receivable to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric expects to use the proceeds from the ABCP program for general corporate purposes and to cash collateralize letters of credit. See Note 6 to the Financial Statements for additional information.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009. See Note 9 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At June 30, 2004, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At June 30, 2004, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $21 million.

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

New Accounting Standards

See Note 16 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: pension and other postretirement benefits and loss contingencies.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2004, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal controls over financial reporting during the registrants' second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	Item 3 "Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003; and

•	Note 8 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (2)
January 1 to January 31, 2004	5,751	$45.23
February 1 to February 29, 2004	1,703	$45.11
March 1 to March 31, 2004	37	$46.44
April 1 to April 30, 2004	-	-
May 1 to May 31, 2004 (3)	17	$51.94
June 1 to June 30, 2004	-	-
Total	7,508

(1)

Except for the shares acquired in May 2004, represents shares of common stock withheld by PPL at the request of its executive officers to pay taxes upon the vesting of the officers' restricted stock awards, as permitted under the terms of PPL's Incentive Compensation Plan and Incentive Compensation Plan for Key Employees.

(2)	Not applicable. PPL does not currently have in place any publicly announced plans or programs to purchase equity securities.
(3)	Represents shares of common stock acquired upon the settlement in May 2004 of the purchase contract component of the PEPS Units and PEPS Units, Series B.

Item 4. Submission of Matters to a Vote of Security Holders

At PPL's Annual Meeting of Shareowners held on April 23, 2004, the shareowners:

(1)	Elected the three nominees for the office of director. The votes for individual nominees were as follows:

		Number of Votes
		For	Withhold Authority
	William F. Hecht	142,849,348	3,887,320
	Stuart Heydt	141,280,636	5,456,032
	W. Keith Smith	141,956,618	4,780,050

(2)	Ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ended December 31, 2004. The vote was 141,903,132 in favor and 3,537,680 against, with 1,295,856 abstaining.

At PPL Electric's Annual Meeting of Shareowners held on April 20, 2004, the shareowners elected all eight nominees for the office of director. The votes for individual nominees were as follows:

		Number of Votes for
	John R. Biggar	78,029,863
	Paul T. Champagne	78,029,863
	Dean A. Christiansen	78,029,863
	Lawrence E. De Simone	78,029,863
	Robert J. Grey	78,029,863
	William F. Hecht	78,029,863
	James H. Miller	78,029,863
	John F. Sipics	78,029,863

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3	-	Bylaws of PPL Electric Utilities Corporation, as amended effective July 16, 2004
	*4(a)	-

Supplement, dated May 18, 2004, to Indenture dated November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly known as Chase Manhattan Bank), as Trustee (Exhibit 4.7 to Registration Statement Nos. 333-116478, 333-116478-01 and 333-116478-02)

	10(a)	-	Asset Purchase Agreement, dated as of June 1, 2004, by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser
	10(b)	-	$800 million Five-Year Credit Agreement, dated as of June 22, 2004, among PPL Energy Supply, LLC, as Borrower, and the banks named therein
	10(c)	-	$200 million Five-Year Credit Agreement, dated as of June 22, 2004, among PPL Electric Utilities Corporation, as Borrower, and the banks named therein
	10(d)	-	Receivables Sale Agreement, dated as of August 1, 2004, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer
	10(e)	-

Credit and Security Agreement, dated as of August 1, 2004, among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party thereto and Wachovia Bank, National Association, as Agent

	12(a)	-	PPL Corporation and Subsidiaries, Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
	12(b)	-	PPL Energy Supply, LLC and Subsidiaries, Computation of Ratio of Earnings to Fixed Charges
* - previously filed

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2004, filed by the following officers for the following companies:
	31(a)	-	William F. Hecht for PPL Corporation
	31(b)	-	John R. Biggar for PPL Corporation
	31(c)	-	William F. Hecht for PPL Energy Supply, LLC
	31(d)	-	James E. Abel for PPL Energy Supply, LLC
	31(e)	-	John F. Sipics for PPL Electric Utilities Corporation
	31(f)	-	James E. Abel for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2004, furnished by the following officers for the following companies:
	32(a)	-	William F. Hecht for PPL Corporation
	32(b)	-	John R. Biggar for PPL Corporation
	32(c)	-	William F. Hecht for PPL Energy Supply, LLC
	32(d)	-	James E. Abel for PPL Energy Supply, LLC
	32(e)	-	John F. Sipics for PPL Electric Utilities Corporation
	32(f)	-	James E. Abel for PPL Electric Utilities Corporation

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed (*) or furnished (**), as indicated, during the three months ended June 30, 2004:

*	Report dated April 6, 2004 - PPL and PPL Electric
	Item 5.	Other Events
Announced an offer by PPL Electric to repurchase for cash any and all of its $110 million outstanding principal amount of First Mortgage Bonds, 6-1/2% Series due 2005.
	Item 7.	Financial Statements and Exhibits
Press release announcing the Tender Offer.

*	Report dated April 16, 2004 - PPL and PPL Electric
	Item 5.	Other Events
Announced the completion of PPL Electric's offer to repurchase for cash any and all of its $110 million outstanding principal amount of First Mortgage Bonds, 6-1/2% Series due 2005.
	Item 7.	Financial Statements and Exhibits
Press release announcing the completion of the Tender Offer.

**	Report dated April 28, 2004 - PPL
	Item 12.	Disclosure of Results of Operations and Financial Condition Reported PPL's results for the quarter ended March 31, 2004, and affirmed its 2004 earnings forecast.
	Item 7.	Financial Statements and Exhibits
Press release regarding PPL's results for the first quarter ended March 31, 2004, and affirming its 2004 earnings forecast.

*	Report dated June 1, 2004 - PPL and PPL Energy Supply
	Item 5.	Other Events

Announced that PPL Sundance Energy, LLC has agreed to sell the 450-megawatt Sundance power plant in Arizona to the Arizona Public Service Company for $190 million in cash, subject to the receipt of various state and federal regulatory approvals.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: August 6, 2004	/s/ John R. Biggar

John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel

James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Mark D. Woods

Mark D. Woods
Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)