Form 10-Q
period 2006-09-30
PPL ENERGY SUPPLY LLC; PPL CORP; PPL ELECTRIC UTILITIES CORP
filed 2006-11-03
CIK 1161976, 922224, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer
PPL Corporation	[ X ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 381,565,560 shares outstanding at October 31, 2006.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2006.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com. However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

Elfec - Empresa de Luz y Fuerza Electrica Cochabamba S.A., a Bolivian electric distribution company in which PPL Global has a majority ownership interest.

Emel - Empresas Emel S.A., a Chilean electric distribution holding company in which PPL Global has a majority ownership interest.

Hyder - Hyder Limited, a subsidiary of WPDL that was the previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL.

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity, and supplies energy and energy services in deregulated markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility subsidiary of PPL that specializes in natural gas distribution, transmission and storage services, and the competitive sale of propane.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply that owns and operates international energy businesses that are focused on the regulated distribution of electricity.

PPL Martins Creek - PPL Martins Creek, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation that generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL and PPL Energy Supply that delivers high bandwidth telecommunication services from Washington, D.C. to New York City, and to six metropolitan areas in central and eastern Pennsylvania.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a subsidiary of PPL Electric that was formed to issue transition bonds under the Customer Choice Act.

SIUK Capital Trust I - a business trust created to issue preferred securities and whose common securities are held by WPD LLP.

WPD - refers collectively to WPDH Limited and WPDL.

WPD LLP - Western Power Distribution LLP, a wholly owned subsidiary of WPDH Limited, which owns WPD (South West) and WPD (South Wales).

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly owned subsidiary of PPL Global. WPDH Limited owns WPD LLP.

WPDL - WPD Investment Holdings Limited, an indirect wholly owned subsidiary of PPL Global. WPDL owns 100% of the common shares of Hyder.

Other terms and abbreviations

£ - British pounds sterling.

2005 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2005.

AFUDC (Allowance for Funds Used During Construction) - the cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction cost.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

Black Lung Trust - a trust account maintained under federal and state Black Lung legislation for the payment of claims related to disability or death due to pneumoconiosis.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

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

DOE - Department of Energy, a U.S. government agency.

EITF - Emerging Issues Task Force, an organization that assists the FASB in improving financial reporting through the identification, discussion and resolution of financial accounting issues within the framework of existing authoritative literature.

EMF - electric and magnetic field.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN - FASB Interpretation.

Fitch - Fitch, Inc.

FSP - FASB Staff Position.

GWh - gigawatt-hour, one million kilowatt-hours.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

LIBOR - London Interbank Offered Rate.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999. Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

Moody's - Moody's Investors Service, Inc.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NorthWestern - NorthWestern Energy Division, a Delaware corporation and a subsidiary of NorthWestern Corporation and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NRC - Nuclear Regulatory Commission, the federal agency that regulates the operation of nuclear power facilities.

NUGs (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

NYMEX - New York Mercantile Exchange.

PCB - polychlorinated biphenyl, an oil additive used in certain electrical equipment up to the late-1970s. It is now classified as a hazardous chemical.

PJM (PJM Interconnection, L.L.C.) - operator of the electric transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR (Provider of Last Resort) - the role of PPL Electric in providing electricity to retail customers within its delivery territory who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

PUC Final Order - final order issued by the PUC on August 27, 1998, approving the settlement of PPL Electric's restructuring proceeding.

PUHCA - Public Utility Holding Company Act of 1935, legislation passed by the U.S. Congress. Repealed effective February 2006 by the Energy Policy Act of 2005.

PURPA - Public Utility Regulatory Policies Act of 1978, legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources and equitable rates.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

SAB - Staff Accounting Bulletin.

SCR - selective catalytic reduction, a pollution control process.

SEC - Securities and Exchange Commission, a U.S. government agency whose primary mission is to protect investors and maintain the integrity of the securities markets.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

S&P - Standard & Poor's Ratings Services.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts. Favorable federal tax credits may be available on qualified synthetic fuel products.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electric energy for delivery back to the third party.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2005 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	market prices for crude oil and the potential impact on synthetic fuel operations, synthetic fuel purchases from third parties and the phase-out of synthetic fuel tax credits;
•	weather conditions affecting generation production, customer energy usage and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation and availability of existing generation facilities and operating costs;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures and emission allowance and other expenses;
•	significant delays in the planned installation of pollution control equipment at certain coal-fired generating units in Pennsylvania due to weather conditions, contractor performance or other reasons;
•	market prices of commodity inputs for ongoing capital expenditures;
•	collective labor bargaining negotiations;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of hurricanes or other severe weather on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	any impact of state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the market prices of equity securities and the impact on pension costs and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Utility	$1,124	$1,067	$3,427	$3,234
Unregulated retail electric	23	25	68	73
Wholesale energy marketing	446	336	1,164	865
Net energy trading margins	15	19	26	33
Energy-related businesses	144	173	490	480
Total	1,752	1,620	5,175	4,685

Operating Expenses
Operation
Fuel	249	270	702	679
Energy purchases	371	214	989	709
Other operation and maintenance (Note 10)	335	331	1,019	1,030
Amortization of recoverable transition costs	75	71	210	199
Depreciation	107	108	326	315
Taxes, other than income	74	73	214	214
Energy-related businesses	161	170	469	486
Total	1,372	1,237	3,929	3,632

Operating Income	380	383	1,246	1,053

Other Income - net	21	5	63	23

Interest Expense	125	127	365	387

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	276	261	944	689

Income Taxes	41	64	219	138

Minority Interest	4	1	8	5

Dividends on Preferred Securities of a Subsidiary	5	1	10	2

Income from Continuing Operations	226	195	707	544

Loss (Income) from Discontinued Operations (net of income taxes)		(2)	20	51

Net Income	$226	$197	$687	$493

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.59	$0.51	$1.86	$1.44
Diluted	0.58	0.50	1.83	1.42
Net income:
Basic	$0.59	$0.52	$1.81	$1.30
Diluted	0.58	0.51	1.78	1.29

Dividends Declared per Share of Common Stock	$0.275	$0.25	$0.825	$0.71

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$687	$493
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax loss from the sale of the Sundance plant		72
Pre-tax loss from the sale of interest in the Griffith plant	40
Depreciation	326	318
Amortization - recoverable transition costs and other	234	223
Deferred income tax benefits and investment tax credits	(81)	(42)
Pension and other postretirement benefits	(28)	(34)
Realization of benefits related to Black Lung Trust assets	(36)
Stock compensation expense	21	30
Accrual for PJM billing dispute		47
Accrual for remediation of ash basin leak	(11)	33
Unrealized gain on derivatives and other hedging activities	(2)	(26)
Other	39	12
Change in current assets and current liabilities
Accounts receivable	(2)	(85)
Accounts payable	(14)	95
Fuel, materials and supplies	(22)	33
Other	100	(38)
Other operating activities
Other assets	5	11
Other liabilities	2	(19)
Net cash provided by operating activities	1,258	1,123

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(859)	(538)
Proceeds from the sale of the Sundance plant		190
Proceeds from the sale of interest in the Griffith plant	115
Purchases of emission allowances	(68)	(132)
Proceeds from the sale of emission allowances	42	57
Purchases of nuclear decommissioning trust investments	(178)	(166)
Proceeds from the sale of nuclear decommissioning trust investments	166	155
Purchases of other marketable securities	(331)	(19)
Proceeds from the sale of other marketable securities	271	83
Net decrease (increase) in restricted cash	8	(20)
Other investing activities	16	(9)
Net cash used in investing activities	(818)	(399)

Cash Flows from Financing Activities
Issuance of common stock	13	36
Issuance of long-term debt	800	224
Issuance of preference stock, net of issuance costs	245
Retirement of long-term debt	(757)	(1,177)
Payment of common stock dividends	(304)	(252)
Net (decrease) increase in short-term debt	(172)	80
Other financing activities	(21)	(20)
Net cash used in financing activities	(196)	(1,109)

Effect of Exchange Rates on Cash and Cash Equivalents	1	4

Net Increase (Decrease) in Cash and Cash Equivalents	245	(381)
Cash and Cash Equivalents at Beginning of Period	555	616
Cash and Cash Equivalents at End of Period	$800	$235

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$800	$555
Restricted cash	88	93
Accounts receivable (less reserve: 2006, $53; 2005, $87)	559	544
Unbilled revenues	397	479
Fuel, materials and supplies	369	346
Prepayments	105	53
Deferred income taxes	175	192
Price risk management assets	526	488
Other acquired intangibles	138	50
Other	153	110
Total Current Assets	3,310	2,910

Investments
Investment in unconsolidated affiliates - at equity	49	56
Nuclear plant decommissioning trust funds	483	444
Other	7	8
Total Investments	539	508

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,552	7,984
Generation	8,693	8,761
General	748	646
	17,993	17,391
Construction work in progress	524	259
Nuclear fuel	316	327
Electric plant	18,833	17,977
Gas and oil plant	369	349
Other property	304	289
	19,506	18,615
Less: accumulated depreciation	7,960	7,699
Total Property, Plant and Equipment	11,546	10,916

Regulatory and Other Noncurrent Assets
Recoverable transition costs	955	1,165
Goodwill	1,113	1,070
Other acquired intangibles	348	412
Price risk management assets	180	84
Other	866	861
Total Regulatory and Other Noncurrent Assets	3,462	3,592

Total Assets	$18,857	$17,926

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$43	$214
Long-term debt	1,174	1,126
Accounts payable	543	542
Above market NUG contracts	66	70
Taxes	211	168
Interest	125	112
Dividends	110	96
Price risk management liabilities	558	533
Other	469	479
Total Current Liabilities	3,299	3,340

Long-term Debt	6,016	5,955

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,282	2,197
Price risk management liabilities	524	541
Accrued pension obligations	343	374
Asset retirement obligations	314	298
Above market NUG contracts	87	136
Other	454	471
Total Deferred Credits and Other Noncurrent Liabilities	4,004	4,017

Commitments and Contingent Liabilities (Note 11)

Minority Interest	58	56

Preferred Securities of a Subsidiary	301	51

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value (b)	2,798	3,602
Treasury stock (a) (b)		(838)
Earnings reinvested	2,553	2,182
Accumulated other comprehensive loss	(265)	(532)
Total Shareowners' Common Equity	5,090	4,418

Total Liabilities and Equity	$18,857	$17,926

(a)
780 million shares authorized; 382 million shares issued and outstanding at September 30, 2006, and 380 million shares issued and outstanding, excluding 62 million shares held as treasury stock, at December 31, 2005.

(b)	See Note 2 for additional information on the retirement of all treasury stock in 2006.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Wholesale energy marketing	$446	$336	$1,164	$865
Wholesale energy marketing to affiliate	445	415	1,286	1,194
Utility	301	264	934	841
Unregulated retail electric	23	25	68	73
Net energy trading margins	15	19	26	33
Energy-related businesses	142	164	471	459
Total	1,372	1,223	3,949	3,465

Operating Expenses
Operation
Fuel	236	259	588	593
Energy purchases	317	152	834	509
Energy purchases from affiliate	41	41	119	111
Other operation and maintenance	254	254	753	756
Depreciation	73	76	224	220
Taxes, other than income	25	25	71	75
Energy-related businesses	160	162	453	463
Total	1,106	969	3,042	2,727

Operating Income	266	254	907	738

Other Income - net	24	9	69	28

Interest Expense	76	69	203	199

Interest Expense with Affiliates	3	5	9	18

Income from Continuing Operations Before Income Taxes and Minority Interest	211	189	764	549

Income Taxes	25	31	166	75

Minority Interest	4	1	8	5

Income from Continuing Operations	182	157	590	469

Loss (Income) from Discontinued Operations (net of income taxes)		(2)	20	51

Net Income	$182	$159	$570	$418

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$570	$418
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax loss from the sale of the Sundance plant		72
Pre-tax loss from the sale of interest in the Griffith plant	40
Depreciation	225	223
Amortization - energy commitments and other	5	4
Deferred income taxes and investment tax credits	23	50
Pension and other postretirement benefits	(35)	(31)
Stock compensation expense	15	19
Unrealized gain on derivatives and other hedging activities	(6)	(25)
Accrual for remediation of ash basin leak	(11)	33
Other	19	21
Change in current assets and current liabilities
Accounts receivable	(13)	(42)
Accounts payable	(2)	93
Fuel, materials and supplies	(22)	31
Other	112	(59)
Other operating activities
Other assets		8
Other liabilities	(23)	(26)
Net cash provided by operating activities	897	789

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(584)	(387)
Proceeds from the sale of the Sundance plant		190
Proceeds from the sale of interest in the Griffith plant	115
Purchases of emission allowances	(68)	(132)
Proceeds from the sale of emission allowances	42	57
Purchases of nuclear decommissioning trust investments	(178)	(166)
Proceeds from the sale of nuclear decommissioning trust investments	166	155
Purchases of other marketable securities	(196)	(15)
Proceeds from the sale of other marketable securities	136	66
Net decrease (increase) in restricted cash	4	(11)
Other investing activities	13	(13)
Net cash used in investing activities	(550)	(256)

Cash Flows from Financing Activities
Issuance of long-term debt	800
Retirement of long-term debt	(144)	(209)
Distributions to Member	(651)	(206)
Contributions from Member	116	50
Net (decrease) increase in short-term debt	(172)	80
Net decrease in note payable to affiliate	(8)	(495)
Other financing activities	(20)	(4)
Net cash used in financing activities	(79)	(784)

Effect of Exchange Rates on Cash and Cash Equivalents	1	4

Net Increase (Decrease) in Cash and Cash Equivalents	269	(247)
Cash and Cash Equivalents at Beginning of Period	227	357
Cash and Cash Equivalents at End of Period	$496	$110

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$496	$227
Restricted cash	34	39
Accounts receivable (less reserve: 2006, $31; 2005, $65)	312	291
Unbilled revenues	263	300
Accounts receivable from affiliates	131	149
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	318	295
Prepayments	77	39
Deferred income taxes	129	166
Price risk management assets	525	487
Other acquired intangibles	138	50
Other	104	41
Total Current Assets	2,827	2,384

Investments
Investment in unconsolidated affiliates - at equity	51	56
Nuclear plant decommissioning trust funds	483	444
Other	4	3
Total Investments	538	503

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,411	3,950
Generation	8,693	8,761
General	290	272
	13,394	12,983
Construction work in progress	466	210
Nuclear fuel	316	327
Electric plant	14,176	13,520
Gas and oil plant	64	64
Other property	301	198
	14,541	13,782
Less: accumulated depreciation	6,082	5,871
Total Property, Plant and Equipment	8,459	7,911

Other Noncurrent Assets
Goodwill	1,058	1,015
Other acquired intangibles	233	283
Price risk management assets	174	80
Other	512	488
Total Other Noncurrent Assets	1,977	1,866

Total Assets	$13,801	$12,664

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$1	$172
Note payable to affiliate		8
Long-term debt	341	445
Accounts payable	467	445
Accounts payable to affiliates	30	27
Above market NUG contracts	66	70
Taxes	163	72
Interest	103	79
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	545	519
Other	301	313
Total Current Liabilities	2,029	2,162

Long-term Debt	4,324	3,506

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,328	1,157
Price risk management liabilities	500	523
Accrued pension obligations	210	232
Asset retirement obligations	314	298
Above market NUG contracts	87	136
Deferred revenue on PLR energy supply to affiliate	26	35
Other	329	321
Total Deferred Credits and Other Noncurrent Liabilities	2,794	2,702

Commitments and Contingent Liabilities (Note 11)

Minority Interest	58	56

Member's Equity	4,507	4,149

Total Liabilities and Equity	$13,801	$12,664

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Retail electric	$800	$782	$2,331	$2,258
Wholesale electric		1	2	3
Wholesale electric to affiliate	41	41	119	111
Total	841	824	2,452	2,372

Operating Expenses
Operation
Energy purchases	53	63	155	201
Energy purchases from affiliate	445	415	1,286	1,194
Other operation and maintenance (Note 10)	81	77	266	268
Amortization of recoverable transition costs	75	71	210	199
Depreciation	29	28	86	83
Taxes, other than income	49	48	143	138
Total	732	702	2,146	2,083

Operating Income	109	122	306	289

Other Income - net	7	5	23	15

Interest Expense	34	39	108	132

Interest Expense with Affiliate	4	3	12	8

Income Before Income Taxes	78	85	209	164

Income Taxes	23	32	68	59

Net Income	55	53	141	105

Dividends on Preferred Securities	5	1	10	2

Income Available to PPL	$50	$52	$131	$103

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$141	$105
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	86	83
Stock compensation expense	4	7
Amortization - recoverable transition costs and other	226	216
Deferred income tax benefits and investment tax credits	(3)	(5)
Realization of benefits related to Black Lung Trust assets	(36)
Pension and other postretirement benefits	7
Accrual for PJM billing dispute		47
Deferral of ice storm related costs		(12)
Reversal of Hurricane Isabel costs deferral	11
Change in current assets and current liabilities
Accounts receivable	(4)	(16)
Accounts payable	(40)	(39)
Other	(33)	(40)
Other operating activities
Other assets	2	(3)
Other liabilities	(1)	18
Net cash provided by operating activities	360	361

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(200)	(125)
Purchases of marketable securities	(122)
Proceeds from the sale of marketable securities	122	10
Net decrease (increase) in restricted cash	3	(3)
Other investing activities	3	2
Net cash used in investing activities	(194)	(116)

Cash Flows from Financing Activities
Issuance of preference stock, net of issuance costs	245
Issuance of long-term debt		224
Retirement of long-term debt	(365)	(497)
Contribution from PPL	75
Repurchase of common stock from PPL	(200)
Payment of common stock dividends to PPL	(84)	(59)
Other financing activities	(5)	(11)
Net cash used in financing activities	(334)	(343)

Net Decrease in Cash and Cash Equivalents	(168)	(98)
Cash and Cash Equivalents at Beginning of Period	298	151
Cash and Cash Equivalents at End of Period	$130	$53

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$130	$298
Restricted cash	42	42
Accounts receivable (less reserve: 2006, $20; 2005, $20)	233	224
Unbilled revenues	130	174
Accounts receivable from affiliates	1	10
Note receivable from affiliate	300	300
Prepayments	20	4
Prepayment on PLR energy supply from affiliate	12	12
Other	100	87
Total Current Assets	968	1,151

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,141	4,034
General	416	356
	4,557	4,390
Construction work in progress	52	43
Electric plant	4,609	4,433
Other property	2	3
	4,611	4,436
Less: accumulated depreciation	1,780	1,720
Total Property, Plant and Equipment	2,831	2,716

Regulatory and Other Noncurrent Assets
Recoverable transition costs	955	1,165
Acquired intangibles	111	114
Prepayment on PLR energy supply from affiliate	26	35
Other	336	356
Total Regulatory and Other Noncurrent Assets	1,428	1,670

Total Assets	$5,227	$5,537

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$42	$42
Long-term debt	552	434
Accounts payable	41	42
Accounts payable to affiliates	146	183
Taxes	36	76
Collateral on PLR energy supply from affiliate	300	300
Other	133	147
Total Current Liabilities	1,250	1,224

Long-term Debt	1,494	1,977

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	778	771
Other	162	190
Total Deferred Credits and Other Noncurrent Liabilities	940	961

Commitments and Contingent Liabilities (Note 11)

Shareowners' Equity
Preferred securities	301	51
Common stock - no par value (a)	364	1,476
Additional paid-in capital	424	354
Treasury stock (a)		(912)
Earnings reinvested	454	406
Total Shareowners' Equity	1,543	1,375

Total Liabilities and Equity	$5,227	$5,537

(a)
170 million shares authorized; 66 million shares issued and outstanding at September 30, 2006, and 78 million shares issued and outstanding, excluding 79 million shares held as treasury stock, at December 31, 2005. See Note 2 for additional information on the retirement of all treasury stock in 2006.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

1.	Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheets as of December 31, 2005, are derived from each Registrant's 2005 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2005 Form 10-K. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year ending December 31, 2006, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

(PPL and PPL Electric)

In January 2005, severe ice storms hit PPL Electric's service territory. The total cost of restoring service, excluding capitalized cost and regular payroll expenses, was $16 million. In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of these storm costs subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million of its previously expensed storm costs.

(PPL and PPL Energy Supply)

The classification of certain amounts in the September 30, 2005 and December 31, 2005 financial statements has been changed to conform to the presentation in the September 30, 2006 financial statements. On the Statements of Income, components of operating income and losses of the Sundance and Griffith plants were reclassified from certain line items to "Loss (Income) from Discontinued Operations." See Note 8 for further discussion.

In addition, based on clarifications of accounting guidance, the September 30, 2005 Statement of Cash Flows has been revised to reflect the purchases and sales of emission allowances, and the purchases and sales of investments in the nuclear decommissioning trust funds, on a gross basis within "Cash Flows from Investing Activities." Previously, these cash flows were presented on a net basis within "Cash Flows from Operating Activities." The net impact of this revised presentation was to increase "Cash Flows from Operating Activities" and to decrease "Cash Flows from Investing Activities" by $86 million for the nine months ended September 30, 2005. This revision had no impact on "Cash and Cash Equivalents" for the periods reported. This revision is not considered by management to be material to the Financial Statements.

Also, see Note 3 for information on accounting adjustments recorded in the third quarter of 2006.

2.	Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2005 Form 10-K.

Allowance for Doubtful Accounts (PPL and PPL Energy Supply)

At December 31, 2005, PPL's and PPL Energy Supply's significant specific reserves related to receivables from Enron Corporation (Enron), which filed for bankruptcy in 2001, and from the California ISO, which has withheld payment pending the outcome of regulatory proceedings arising from the California electricity supply situation that began in 2000. At December 31, 2005, the Enron and California ISO reserves accounted for 60% of PPL's total allowance for doubtful accounts and 80% of PPL Energy Supply's total allowance for doubtful accounts.

The reserves related to Enron were for claims against Enron North America and Enron Power Marketing (Enron Subsidiaries), and against Enron, which had guaranteed the Enron Subsidiaries' performance (Enron Corporation Guarantees).

In March 2006, the U.S. Bankruptcy Court approved agreements between Enron and PPL Energy Supply subsidiaries that settled the litigation between PPL Energy Supply and Enron regarding the validity and enforceability of the Enron Corporation Guarantees. As a result of the Bankruptcy Court's approval of the settlement of the Enron Corporation Guarantees litigation and an assessment of current market price quotes for the purchase of Enron claims, PPL Energy Supply reduced the associated allowance for doubtful accounts by $15 million or $9 million after tax ($0.03 per share for PPL).

In July 2006, PPL Energy Supply executed an agreement to assign its Enron claims to an independent third party for $17 million and further reduced the associated allowance for doubtful accounts in the second quarter of 2006 by $4 million, or $2 million after tax ($0.01 per share for PPL). PPL Energy Supply received the payment in July 2006. See "Guarantees and Other Assurances" in Note 11 for more information on PPL Energy Supply's potential repayment obligations related to the assignment.

At September 30, 2006, the California ISO reserves accounted for 32% of PPL's total allowance for doubtful accounts and 55% of PPL Energy Supply's total allowance for doubtful accounts.

Treasury Stock

(PPL)

In the second quarter of 2006, PPL retired all treasury shares, which totaled 62,174,729 shares, and restored them to authorized but unissued shares of common stock. "Capital in excess of par value" was reduced by $838 million as result of the retirement. Total "Shareowners' Common Equity" was not impacted. PPL expects that all shares of common stock acquired in the future will be restored to authorized but unissued shares of common stock upon acquisition.

(PPL Electric)

In the second quarter of 2006, PPL Electric retired all treasury shares, which totaled 90,932,326 shares, and restored them to authorized but unissued shares of common stock. "Common stock" was reduced by $1.1 billion as result of the retirement. Total "Shareowners' Equity" was not impacted. PPL Electric expects that all shares of common stock acquired in the future will be restored to authorized but unissued shares of common stock upon acquisition.

Regulation (PPL and PPL Electric)

In August 2006, the Commonwealth Court of Pennsylvania overturned the PUC's decision of December 2004 that allowed PPL Electric to recover, over a 10-year period, restoration costs incurred in connection with Hurricane Isabel in September 2003. As a result of the PUC's 2004 decision and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," PPL Electric had established a regulatory asset for the restoration costs. Effective January 1, 2005, PPL Electric began billing these costs to customers and amortizing the regulatory asset. The Commonwealth Court denied recovery of these costs because they were incurred when PPL Electric was subject to capped rates for transmission and distribution services, through December 31, 2004. As a result of the Court's decision, in the third quarter of 2006, PPL Electric recorded a charge of $11 million, or $7 million after tax ($0.02 per share for PPL), in "Other operation and maintenance" on the Statements of Income, reversed the remaining unamortized regulatory asset of $9 million and recorded a regulatory liability of $2 million for restoration costs previously billed to customers from January 2005 through August 2006.

Leases (PPL, PPL Energy Supply and PPL Electric)

In September 2006, PPL's subsidiaries terminated the master lease agreements under which they leased equipment, such as vehicles, computers, and office equipment. In addition, PPL and its subsidiaries purchased the equipment from the lessors at a negotiated price. Prior to the buyout, PPL subsidiaries had been directly charged or allocated a portion of the rental expense related to the assets they utilized. In connection with the buyout, ownership of the purchased equipment was reviewed and attributed to the subsidiaries based on usage of the equipment. As a result, "Property, Plant and Equipment" increased on the Balance Sheet by $107 million for PPL, $27 million for PPL Energy Supply and $52 million for PPL Electric.

At December 31, 2005, total future minimum rental payments included obligations of $98 million for PPL, $42 million for PPL Energy Supply and $54 million for PPL Electric related to these leases. See Note 10 in each Registrant's 2005 Form 10-K for a discussion of total future minimum rental payments.

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 18 for a discussion of new accounting standards recently adopted or pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" note in each Registrant's 2005 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2006	2005	2006	2005
Income Statement Data
Revenues from external customers
Supply	$608	$528	$1,684	$1,395
International Delivery	320	283	998	897
Pennsylvania Delivery	824	809	2,493	2,393
	1,752	1,620	5,175	4,685
Intersegment revenues
Supply	445	415	1,286	1,194
Pennsylvania Delivery	41	41	121	113

Net Income
Supply (a)	120	112	337	238
International Delivery	59	36	219	152
Pennsylvania Delivery	47	49	131	103
	$226	$197	$687	$493

PPL	September 30, 2006	December 31, 2005
Balance Sheet Data
Total assets
Supply	$7,852	$7,118
International Delivery	5,586	5,089
Pennsylvania Delivery	5,419	5,719
	$18,857	$17,926

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2006	2005	2006	2005
Income Statement Data
Revenues from external customers
Supply	$1,052	$940	$2,951	$2,568
International Delivery	320	283	998	897
	1,372	1,223	3,949	3,465
Net Income
Supply (a)	123	123	351	266
International Delivery	59	36	219	152
	$182	$159	$570	$418

PPL Energy Supply	September 30, 2006	December 31, 2005
Balance Sheet Data
Total assets
Supply	$8,215	$7,575
International Delivery	5,586	5,089
	$13,801	$12,664

(a)	2006 and 2005 include the results of discontinued operations. See Note 8 for additional information.

The net income of the International Delivery segment for the three and nine months ended September 30, 2006, reflects accounting adjustments related to prior periods. During the three months ended September 30, 2006, management determined that it had incorrectly applied the impacts of Chilean inflation in calculating depreciation and deferred income taxes on certain Chilean assets from 1997 through 2006. As a result, net income was increased by $5 million for the depreciation adjustment in the three months ended September 30, 2006, of which $4 million related to periods prior to 2006 and less than $1 million related to the first and second quarters of 2006. Net income was also increased by $9 million for the deferred income tax adjustment in the three months ended September 30, 2006, of which $8 million related to periods prior to 2006 and less than $1 million related to the first and second quarters of 2006. These adjustments are not considered by management to be material to the financial statements of prior periods and are not expected to be material to the financial statements for the full year 2006.

4.	Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average shares of common stock outstanding during the period. Diluted EPS is calculated using the weighted-average shares of common stock outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income (Numerator)
Income from continuing operations	$226	$195	$707	$544
Loss (income) from discontinued operations (net of income taxes)		(2)	20	51
Net Income	$226	$197	$687	$493

Shares (Denominator)
Shares for Basic EPS	380,806	379,660	380,269	378,955
Add incremental shares:
Convertible Senior Notes	3,920	3,326	3,212	2,106
Stock options and other share-based awards	2,876	2,523	2,792	2,288
Shares for Diluted EPS	387,602	385,509	386,273	383,349

Basic EPS
Income from continuing operations	$0.59	$0.51	$1.86	$1.44
Loss (income) from discontinued operations (net of income taxes)		(0.01)	0.05	0.14
Net Income	$0.59	$0.52	$1.81	$1.30

Diluted EPS
Income from continuing operations	$0.58	$0.50	$1.83	$1.42
Loss (income) from discontinued operations (net of income taxes)		(0.01)	0.05	0.13
Net Income	$0.58	$0.51	$1.78	$1.29

If converted, PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 require cash settlement of the principal amount and permit settlement of any conversion premium in cash or PPL common stock. Based upon the current conversion rate of 40.2212 shares per $1,000 principal amount of notes, the Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock exceeds the conversion price of $24.87. See Note 7 for discussion of attainment of the market price trigger related to the Convertible Senior Notes in 2006.

The maximum number of shares of PPL common stock that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 14,517,199 shares. Based on PPL's common stock price at September 30, 2006, the conversion premium equated to 3,546,560 shares, or $117 million.

During the nine months ended September 30, 2006, PPL issued 1,112,799 shares related to exercise of stock options and vesting of restricted stock and restricted stock units under its stock-based compensation plans. See Note 9 for a discussion of PPL's stock-based compensation plans.

The following stock options to purchase PPL common stock were excluded in the respective periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of Shares)	2006	2005	2006	2005
Antidilutive stock options			445

5.	Income Taxes

(PPL and PPL Energy Supply)

Reconciliations of effective income tax rates are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2006	2005	2006	2005
Reconciliation of Income Tax Expense
Indicated federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$96	$91	$330	$241
Increase (decrease) due to:
State income taxes	3	8	13	10
Amortization of investment tax credit	(3)	(3)	(8)	(8)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(14)	(7)	(36)	(27)
Chilean deferred tax adjustment (Note 3)	(9)		(9)
Transfer of WPD tax items			(20)
Stranded cost securitization	(2)		(5)
Federal income tax credits	(24)	(27)	(38)	(81)
Change in tax reserves	(6)	2	(6)	2
Other			(2)	1
	(55)	(27)	(111)	(103)
Total income tax expense	$41	$64	$219	$138
Effective income tax rate	14.9%	24.5%	23.2%	20.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2006	2005	2006	2005
Reconciliation of Income Tax Expense
Indicated federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$73	$66	$267	$192
Increase (decrease) due to:
State income taxes	4	1	16	(3)
Amortization of investment tax credit	(2)	(2)	(6)	(6)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(14)	(7)	(36)	(27)
Chilean deferred tax adjustment (Note 3)	(9)		(9)
Transfer of WPD tax items			(20)
Federal income tax credits	(24)	(27)	(38)	(81)
Change in tax reserves	(4)	2	(4)	2
Other	1	(2)	(4)	(2)
	(48)	(35)	(101)	(117)
Total income tax expense	$25	$31	$166	$75
Effective income tax rate	11.8%	16.4%	21.7%	13.7%

In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder. The U.K. taxing authority subsequently confirmed this agreement. This transfer resulted in a net reduction of income tax expense of $20 million for the nine months ended September 30, 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Electric	2006	2005	2006	2005
Reconciliation of Income Tax Expense
Indicated federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$27	$30	$73	$57
Increase (decrease) due to:
State income taxes	2	3	3	3
Amortization of investment tax credit	(1)	(1)	(2)	(2)
Stranded cost securitization	(2)		(5)
Change in tax reserves	(3)		(2)	(1)
Other			1	2
	(4)	2	(5)	2
Total income tax expense	$23	$32	$68	$59
Effective income tax rate	29.5%	37.6%	32.5%	36.0%

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2006	2005	2006	2005
Net Income	$226	$197	$687	$493
Other comprehensive income (loss):
Foreign currency translation adjustments	17	9	99	(30)
Net unrealized gain (loss) on available-for-sale securities	7	5	(1)	5
Net unrealized gain (loss) on qualifying derivatives	43	(124)	169	(204)
Total other comprehensive income (loss)	67	(110)	267	(229)
Comprehensive Income	$293	$87	$954	$264

PPL Energy Supply
Net Income	$182	$159	$570	$418
Other comprehensive income (loss):
Foreign currency translation adjustments	17	9	99	(30)
Net unrealized gain (loss) on available-for-sale securities	7	6	(1)	5
Net unrealized gain (loss) on qualifying derivatives	53	(134)	161	(213)
Total other comprehensive income (loss)	77	(119)	259	(238)
Comprehensive Income	$259	$40	$829	$180

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In June 2006, PPL Electric amended and restated the credit agreement for its $200 million five-year credit facility and extended the expiration date to June 2011. PPL Electric has the ability to cause the lenders under this facility to issue letters of credit. At September 30, 2006, PPL Electric had no cash borrowings or letters of credit outstanding under this credit facility. PPL Electric's $100 million three-year credit facility expired in June 2006 and was not renewed.

PPL Electric maintains a commercial paper program for up to $200 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility. PPL Electric had no commercial paper outstanding at September 30, 2006.

At September 30, 2006, $147 million of accounts receivable and $115 million of unbilled revenue were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program. Also at this date, there was $42 million of short-term debt outstanding under the credit agreement at an interest rate of 5.36%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf. At September 30, 2006, based on the accounts receivable and unbilled revenue pledged, an additional $89 million was available for borrowing. PPL Electric's sale to its subsidiary of the pledged accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements. In July 2006, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2007.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2006, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement to March 2007. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit. At September 30, 2006, there was $60 million of letters of credit outstanding under this agreement.

In June 2006, PPL Energy Supply entered into a $1.9 billion Amended and Restated Five-Year Credit Agreement, which expires in June 2011. This credit agreement amended, restated and combined into one credit facility the following three five-year credit facilities of PPL Energy Supply: the $800 million facility expiring in June 2010, the $600 million facility expiring in June 2010 and the $500 million facility expiring in December 2010. PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit. At September 30, 2006, PPL Energy Supply had an aggregate of $49 million of letters of credit and no cash borrowings outstanding under this facility.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011. At September 30, 2006, there were no cash borrowings and $232 million of letters of credit outstanding under this facility. PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by PPL Energy Supply's $1.9 billion five-year credit facility. PPL Energy Supply had no commercial paper outstanding at September 30, 2006.

WPD (South West) maintains three committed credit facilities: a £100 million 364-day facility, a £150 million three-year facility and a £150 million five-year facility (approximately $746 million in total). The WPD (South West) 364-day facility expired in October 2006 and is expected to be renewed in November 2006. The three-year facility expires in October 2008, and the five-year facility expires in October 2009. At September 30, 2006, WPD (South West) also has uncommitted credit facilities of £65 million (approximately $121 million). At September 30, 2006, there were no cash borrowings outstanding under the WPD (South West) credit facilities.

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

Financing Activities

(PPL)

In May 2006, PPL Capital Funding retired all $99 million of its Senior Floating Rate Notes and all $148 million of its 7.29% Subordinated Notes upon maturity.

(PPL and PPL Electric)

In March 2006, PPL Electric retired all $146 million of its 6.55% Series First Mortgage Bonds upon maturity.

During the nine months ended September 30, 2006, PPL Transition Bond Company made principal payments on transition bonds of $219 million.

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. PPL Electric used the net proceeds of $245 million from the offering to repurchase $200 million of its common stock held by PPL, and for other general corporate purposes. PPL used the $200 million received from PPL Electric to fund capital expenditures and for general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to its preferred stock, and they have no voting rights, except as provided by law.

Dividends on the Preference Shares will be paid when, as and if declared by the Board of Directors at a fixed annual rate of 6.25%, or $1.5625 per depositary share per year, and are not cumulative. PPL Electric may not pay dividends on, or redeem, purchase or make a liquidation payment with respect to any of its common stock, except in certain circumstances, unless full dividends on the Preference Shares have been paid for the then-current dividend period.

The Preference Shares do not have a stated maturity, and are not subject to sinking fund requirements. However, PPL Electric may, at its option, redeem the Preference Shares in whole or in part from time to time for $100 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, on or after April 6, 2011.

In May 2006, PPL Electric filed Amended and Restated Articles of Incorporation that, among other things, increased the authorized amount of preference stock from 5 million to 10 million shares, without nominal or par value.

"Preferred Securities" in the financial statements refers to both the Preference Shares and $51 million of PPL Electric's preferred stock at September 30, 2006.

(PPL Electric)

During the nine months ended September 30, 2006, PPL Electric paid common dividends of $84 million to PPL and received a capital contribution of $75 million from PPL.

(PPL and PPL Energy Supply)

In December 2005, Elfec made a scheduled $3 million principal payment on its $23 million of Bolivian bonds, which was funded primarily with short-term debt. This transaction was recorded in January 2006 due to the one-month lag in foreign subsidiary reporting.

PPL Energy Supply issued $300 million of 6.20% Senior Notes due 2016 (6.20% Notes) in May 2006 and issued an additional $150 million of the 6.20% Notes in July 2006. The 6.20% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices. In July 2006, PPL Energy Supply also issued $250 million of 7% Senior Notes due 2046 (7% Notes). The 7% Notes are not subject to redemption prior to July 15, 2011. On or after July 15, 2011, PPL Energy Supply may, at its option, redeem the 7% Notes, in whole or in part, at par. Proceeds from the sale of both the 6.20% Notes and 7% Notes were used for capital expenditures, including expenditures relating to PPL Energy Supply's installation of pollution control equipment at two of its coal-fired power plants in Pennsylvania, and for general corporate purposes.

In July 2006, Emel issued 3 million UF (inflation-indexed Chilean Pesos) denominated bonds in two series ($101 million at then-current exchange rates). The first series consists of 1 million UF denominated bonds that mature in 2011, are callable at par on or after June 1, 2009, and bear interest at 3.75%. The second series consists of 2 million UF denominated bonds with serial maturities from 2021 through 2027, which are callable on or after June 1, 2014, at a specified calculated value on the call date and bear interest at 4.50%. The proceeds were used to pay Emel's 3 million UF denominated bond maturity in August 2006.

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first, second and third quarters of 2006. Therefore, holders of the Convertible Senior Notes were entitled to convert their notes at any time during the second and third quarters of 2006 and are also entitled to convert their notes any time during the fourth quarter of 2006. As discussed in Note 4, when holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.

During the nine months ended September 30, 2006, Convertible Senior Notes in an aggregate principal amount of $39 million were presented for conversion. The total conversion premium related to these conversions was $11 million, which was settled with 348,465 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares. After such conversions, PPL Energy Supply has approximately $361 million of Convertible Senior Notes that can be presented for conversion in the fourth quarter of 2006.

(PPL Energy Supply)

During the nine months ended September 30, 2006, PPL Energy Supply distributed $651 million to its parent company and received cash capital contributions of $116 million.

On July 1, 2006, in connection with an internal reorganization, PPL Energy Supply received non-cash contributions from its parent, PPL Energy Funding, consisting of a note receivable and ownership interests in certain subsidiaries (including PPL Telcom). The contributions were recorded at the parent's historical carrying amounts, collectively totaling $65 million. The businesses of these subsidiaries became a component of PPL Energy Supply's Supply segment. The impact on PPL Energy Supply's financial statements and to its Supply segment was not significant.

Dividends

(PPL)

In February 2006, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2006, to 27.5 cents per share (equivalent to $1.10 per annum). Future dividends, declared at the discretion of PPL's Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL and PPL Electric)

The quarterly dividend rate for PPL Electric's Preference Shares is $1.5625 per share. PPL Electric has declared and paid dividends on its outstanding Preference Shares since issuance. Dividends on the Preference Shares are not cumulative and future dividends, declared at the discretion of PPL Electric's Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

8.	Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects. Any such transactions may impact future financial results.

(PPL and PPL Energy Supply)

Discontinued Operations

See "Guarantees and Other Assurances" in Note 11 for more information on PPL Energy Supply's indemnifications related to the sales discussed below.

Sale of Interest in Griffith Plant

In June 2006, a subsidiary of PPL Energy Supply, which is included in the Supply segment, sold its 50% ownership interest in the 600 MW Griffith power plant located in Kingman, Arizona, for $115 million in cash. Proceeds of the sale were used to fund a portion of PPL's capital expenditure requirements. The book value of PPL's interest in the plant was $150 million on the sale date.

Following are the components of "Loss (Income) from Discontinued Operations" on the Statements of Income related to the sale of PPL's interest in the Griffith plant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues	$	$23	$5		$37
Operating expenses		19	10		37
Loss (income) from operations before income taxes		(4)	5
Income tax expense (benefit)		2	(2)
Loss (income) from operations after income taxes		(2)	3
Loss on sale of interest (net of tax benefit of $16 million)			24
Acceleration of net unrealized gains on derivatives associated with the plant (net of tax expense of $4 million)			(7)
Loss (Income) from Discontinued Operations (net of income taxes)	$	$(2)	$20	$

Sale of Sundance Plant

In May 2005, a subsidiary of PPL Energy Supply, which is included in the Supply segment, completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for $190 million in cash. The book value of the plant was $260 million on the sale date.

Following are the components of "Loss (Income) from Discontinued Operations" on the Statements of Income related to the sale of the Sundance plant. There were no derivative contracts hedging the Sundance plant at the time of the sale.

	September 30, 2005
	Three Months Ended	Nine Months Ended
Operating revenues	$	$4
Operating expenses		10
Loss from operations before income taxes		6
Income tax benefit		(2)
Loss from operations after income taxes		4
Loss on disposal (net of tax benefit of $26 million)		47
Loss from Discontinued Operations (net of income taxes)	$	$51

International

In March 2006, PPL Global, which is included in the International segment, completed the sale of its minority interest in Aguaytia Energy, LLC, a combined generating and natural gas facility in Peru. PPL Global received $15 million from the sale, and recorded a pre-tax gain of $3 million, which is included in "Other Income - net" on the Statement of Income.

In February 2006, WPD received legal notification citing one of its real estate investments as an environmentally protected area, thus restricting planned development. Although WPD is taking legal action to have the restriction removed, an impairment assessment was performed based on a third-party appraisal. As a result, PPL Global recorded an impairment charge of $8 million ($6 million after tax) in the first quarter of 2006, which is included in "Other Income - net" on the Statement of Income.

In 2005, WPD effectively sold an equity investment by transferring all risks and rewards of ownership of the two subsidiaries which held the investment, receiving $9 million. The gain was deferred until WPD's continuing involvement in the subsidiaries ceased. In the third quarter of 2006, WPD ceased involvement with one subsidiary. As a result, PPL Global recognized a pre-tax gain of $5 million. The gain is included in "Other Income - net" on the Statement of Income.

In 2000, WPD acquired Hyder. Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation. In March 2006, WPD received $24 million in proceeds as an initial distribution related to the planned ongoing liquidation of the remaining non-electricity delivery businesses. In August 2006, WPD received an additional distribution of $4 million, of which $3 million was credited to income. These distributions are included in "Other Income - net" on the Statement of Income. WPD continues to operate the Hyder electricity delivery business.

Domestic

In September 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for Units 1 and 2 of the nuclear power plant. The license renewals for each of the Susquehanna units would extend their expiration dates from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2. PPL cannot predict whether or when NRC approval will be obtained.

In October 2006, PPL Susquehanna filed a request with the NRC to increase the amount of electricity the plant can generate. The total expected capacity increase is 205 MW, of which PPL Susquehanna's share would be 185 MW. PPL Susquehanna's share of the expected capital cost of this project is $217 million. PPL cannot predict whether or when NRC approval will be obtained.

PPL also plans a construction project to expand the capacity of its Holtwood hydroelectric plant by 125 MW, at an expected capital cost of $243 million. This planned expansion is subject to various regulatory approvals and other conditions, and PPL cannot predict whether or when these approvals will be obtained or the other conditions will be met.

Other

See Note 11 for a discussion of the impairment of PPL Energy Supply's synthetic fuel production facilities recorded in June 2006.

9.	Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

Effective January 1, 2006, PPL adopted SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R), using the modified prospective application transition method. The adoption of SFAS 123(R) did not have a significant impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. See Note 18 for further discussion of SFAS 123(R).

(PPL)

For the nine months ended September 30, 2006, PPL recorded total compensation costs of $21 million related to stock-based compensation awards, with $9 million of related income tax benefits. For the nine months ended September 30, 2005, PPL recorded total compensation costs of $30 million related to stock-based compensation awards, with $12 million of related income tax benefits. The nine months ended September 30, 2005, included $5 million after tax (or $0.01 per share) related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The amounts related to periods prior to 2005 were not material to previously issued financial statements.

(PPL Energy Supply)

For the nine months ended September 30, 2006, PPL Energy Supply recorded total compensation costs of $15 million related to stock-based compensation awards, with $6 million of related income tax benefits. For the nine months ended September 30, 2005, PPL Energy Supply recorded total compensation costs of $19 million related to stock-based compensation awards, with $8 million of related income tax benefits. The nine months ended September 30, 2005, included $3 million after tax related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The amounts related to periods prior to 2005 were not material to previously issued financial statements.

(PPL Electric)

For the nine months ended September 30, 2006, PPL Electric recorded total compensation costs related to stock-based compensation awards of $4 million, with $2 million of related income tax benefits. For the nine months ended September 30, 2005, PPL Electric recorded total compensation costs related to stock-based compensation of $7 million, with $3 million of related income tax benefits. The nine months ended September 30, 2005, included $2 million after tax related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The amounts related to periods prior to 2005 were not material to previously issued financial statements.

Restricted Stock and Restricted Stock Units (PPL, PPL Energy Supply and PPL Electric)

Restricted stock and restricted stock unit activity for the nine months ended September 30, 2006 was:

	Restricted Shares	Weighted- Average Grant Date Fair Value
PPL
Nonvested at January 1, 2006	1,557,123	$21.23
Granted	797,555	30.85
Vested	(339,266)	18.61
Forfeited	(96,392)	20.20
Nonvested at September 30, 2006	1,919,020	25.76

PPL Energy Supply
Nonvested at January 1, 2006	671,901	$19.67
Granted	305,600	31.14
Vested	(130,146)	17.75
Forfeited	(45,640)	25.33
Transferred	43,230	28.01
Nonvested at September 30, 2006	844,945	24.28

PPL Electric
Nonvested at January 1, 2006	116,260	$23.09
Granted	58,550	31.17
Vested	(33,340)	17.69
Nonvested at September 30, 2006	141,470	27.68

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the nine months ended September 30, 2005, was $27.03 for PPL, $27.14 for PPL Energy Supply and $27.07 for PPL Electric.

As of September 30, 2006, unrecognized compensation cost related to nonvested awards was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$13	2.6 years
PPL Energy Supply	7	2.7 years
PPL Electric	1	1.5 years

The total fair value of shares vesting during the nine months ended September 30, 2006 and 2005, was:

	September 30, 2006	September 30, 2005

PPL	$11	$10
PPL Energy Supply	4	4
PPL Electric	1	1

Stock Options (PPL, PPL Energy Supply and PPL Electric)

Stock option activity under the plans for the nine months ended September 30, 2006, was:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Total Intrinsic Value
PPL
Outstanding at January 1, 2006	5,586,072	$21.81
Granted	1,335,420	30.14
Exercised	(999,186)	18.50
Forfeited	(64,540)	30.14
Outstanding at September 30, 2006	5,857,766	24.18	7.3 years	$52
Options exercisable at September 30, 2006	3,267,255	21.36	6.3 years	38
Weighted-average fair value of options granted	$4.86

PPL Energy Supply
Outstanding at January 1, 2006	1,225,502	$21.72
Granted	494,660	30.14
Exercised	(212,960)	18.56
Transferred	194,360	23.93
Outstanding at September 30, 2006	1,701,562	24.82	7.6 years	$14
Options exercisable at September 30, 2006	782,487	20.85	6.3 years	10
Weighted-average fair value of options granted	$4.86

PPL Electric
Outstanding at January 1, 2006	285,372	$22.95
Granted	88,540	30.14
Outstanding at September 30, 2006	373,912	24.65	7.1 years	$3
Options exercisable at September 30, 2006	215,796	22.30	5.9 years	2
Weighted-average fair value of options granted	$4.86

The total intrinsic value of stock options exercised was:

	Nine Months Ended September 30,
	2006	2005

PPL	$15	$18
PPL Energy Supply	3	4
PPL Electric		3

As of September 30, 2006, unrecognized compensation cost related to stock options was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$2	2.0 years
PPL Energy Supply	2	2.0 years

PPL received cash from stock option exercises for the nine months ended September 30, 2006, of $13 million. The income tax benefit from share-based arrangements for the nine months ended September 30, 2006, was $8 million, with $5 million attributed to stock option exercises.

The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model. The weighted-average assumptions used in the model were:

	2006	2005

Risk-free interest rate	4.06%	4.09%
Expected option life	6.25 yrs.	7.00 yrs.
Expected stock volatility	19.86%	18.09%
Dividend yield	3.76%	3.88%

Based on the above assumptions, the weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005, was $4.86 and $3.99.

PPL uses historical volatility to value its stock options using the Black-Scholes option pricing model. Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods. Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.

Directors Stock Units (PPL)

Under the Directors Deferred Compensation Plan, a mandatory amount of the cash retainers of the members of the Board of Directors who are not employees of PPL is deferred into stock units. Such deferred stock units represent shares of PPL's common stock to which the board members are entitled after they cease serving as a member of the Board of Directors. Board members also are entitled to defer any or all of their fees and cash retainers that are not part of the mandatory deferral into stock units. The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock. There were 297,378 such stock units outstanding at September 30, 2006. Compensation expense related to directors' stock units was $2 million for the nine months ended September 30, 2006 and 2005.

Stock Appreciation Rights (PPL and PPL Energy Supply)

WPD uses stock appreciation rights to compensate senior management employees. Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant. These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date value. At September 30, 2006, there were 372,138 stock appreciation rights outstanding. Compensation expense related to the stock appreciation rights was insignificant for the nine months ended September 30, 2006 and 2005.

10.	Pension and Other Postretirement Benefits

(PPL and PPL Energy Supply)

Net periodic pension and other postretirement benefit costs were:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	Domestic		International		Domestic		International
	2006	2005	2006	2005	2006	2005	2006	2005
PPL
Service cost	$15	$14	$6	$4	$46	$42	$16	$13
Interest cost	31	29	36	37	93	86	104	113
Expected return on plan assets	(41)	(40)	(51)	(49)	(123)	(119)	(146)	(153)
Amortization of transition obligation	(1)	(1)			(3)	(3)
Amortization of prior service cost	4	4	1	2	11	11	4	4
Amortization of loss	1		13	7	2	2	36	21
Net periodic pension costs (credits) prior to special termination benefits	9	6	5	1	26	19	14	(2)
Special termination benefits (a)								6
Net periodic pension costs	$9	$6	$5	$1	$26	$19	$14	$4

PPL Energy Supply
Service cost	$1	$1	$6	$4	$3	$3	$16	$13
Interest cost	1	1	36	37	3	3	104	113
Expected return on plan assets	(1)	(1)	(51)	(49)	(5)	(4)	(146)	(153)
Amortization of prior service cost			1	2			4	4
Amortization of loss			13	7	1		36	21
Net periodic pension costs (credits) prior to special termination benefits	1	1	5	1	2	2	14	(2)
Special termination benefits (a)								6
Net periodic pension costs	$1	$1	$5	$1	$2	$2	$14	$4

(a)
The 2005 amounts are related to a WPD-approved staff reduction plan as a result of the merger of its two control rooms, metering reorganization and other staff efficiencies. Additional pension costs were recognized due to early retirement and pension enhancement provisions granted to the employees.

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
PPL
Service cost	$2	$1	$6	$5
Interest cost	7	6	22	19
Expected return on plan assets	(5)	(5)	(15)	(15)
Amortization of transition obligation	2	2	6	7
Amortization of prior service cost	2	1	4	3
Amortization of loss	2		7	4
Net other postretirement benefits cost	$10	$5	$30	$23

Pension Protection Act of 2006

(PPL, PPL Energy Supply and PPL Electric)

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was signed by President Bush. The Act changes current pension plan legislation and funding rules for defined benefit pension plans, which will become effective in 2008. Based on the current funded status of PPL's defined benefit pension plans, the Act is not expected to have a significant impact on the future funding of these plans or have a significant financial impact on PPL, PPL Energy Supply or PPL Electric in regard to these plans.

(PPL and PPL Electric)

The Act does contain a provision that provides for excess assets held exclusively in Black Lung Trust funds to be used to pay for health benefits other than black lung disease for retired coal miners. Prior to recognition of this provision of the Act, PPL Electric had a net liability of $36 million for the medical costs of retirees of a PPL subsidiary represented by the United Mine Workers of America (UMWA). This subsidiary had a Black Lung Trust that was significantly overfunded. As a result of the Act and the ability to use the excess Black Lung Trust assets to make future benefit payments for the UMWA retiree medical costs, PPL Electric was able to fully offset the $36 million UMWA retiree medical liability on its balance sheet and record a one-time credit to PPL's and PPL Electric's "Other operation and maintenance" expense.

Expected Cash Flows - Domestic Pension Plans (PPL)

PPL has increased its 2006 pension plan contributions from $37 million, as estimated and disclosed in its 2005 Form 10-K, to $46 million, all of which has been contributed as of September 30, 2006.

PPL also sponsors various unfunded non-qualified supplemental pension plans for which it makes benefit payments from corporate assets. Benefits payments for 2006 under these plans are expected to increase from $2 million, as disclosed in PPL's 2005 Form 10-K, to $14 million. As of September 30, 2006, $4 million of benefits had been paid. The remaining $10 million was paid in the fourth quarter of 2006.

Expected Cash Flows - International Pension Plans (PPL and PPL Energy Supply)

WPD expects to increase its 2006 pension plan contributions from $47 million, as disclosed in PPL's and PPL Energy Supply's 2005 Form 10-K, to approximately $107 million. The increase is attributable to pre-funding of expected contributions for 2007. As of September 30, 2006, $43 million had been contributed. Approximately $64 million is expected to be contributed in the fourth quarter of 2006.

11.	Commitments and Contingent Liabilities

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments (PPL, PPL Energy Supply and PPL Electric)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities. These include contracts to purchase coal, emission allowances, natural gas, oil and nuclear fuel. These contracts extend for terms through 2019. PPL and PPL Energy Supply also enter into long-term contracts for the storage and transport of natural gas. These contracts extend through 2014 and 2032, respectively. Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend for terms through 2010.

During the third quarter of 2006, PPL entered into a long-term coal purchase agreement with CONSOL Energy Inc. The contract will provide more than one-third of PPL's projected coal needs for the Pennsylvania power plants for 2008 through 2018.

PPL and PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities, including the associated renewable energy credits, when they begin commercial operation. These contracts extend for a term through 2026.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at September 30, 2006. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date. The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statements of Income. The unamortized balance of the liability related to the agreement at September 30, 2006, was $45 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheets.

In 1998, PPL Electric recorded a loss accrual for above-market contracts with NUGs of $854 million, due to the deregulation of its generation business. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statements of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At September 30, 2006, the remaining liability associated with the above-market NUG contracts was $153 million.

Energy Sales Commitments (PPL and PPL Energy Supply)

PPL Energy Supply enters into long-term power sales contracts in connection with its load-serving activities or associated with certain of its power plants. These power sales contracts extend for terms through 2017. All long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

In July 2002, PPL Montana began to sell to NorthWestern an aggregate of 450 MW of energy. Under two five-year agreements for a term through June 30, 2007, PPL Montana is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern. In July 2006, PPL Montana entered into a new seven-year power purchase and sale agreement with NorthWestern pursuant to which PPL Montana will provide the following wholesale electricity supply to NorthWestern:

Period	On-Peak Supply	Off-Peak Supply

7/1/2007 - 6/30/2010	325 MW	175 MW
7/1/2010 - 6/30/2012	275 MW	150 MW
7/1/2012 - 6/30/2014	200 MW	125 MW

In 2002, PPL began commercial operations of its Edgewood natural gas-fired generating station and its Shoreham oil-fired generating station. Each of these New York plants has a capacity of 79.9 MW. Initially, the Long Island Power Authority contracted to purchase all of Edgewood's capacity and ancillary services as part of a three-year power purchase agreement with PPL EnergyPlus beginning at commercial operation, and all of Shoreham's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus beginning at commercial operation. In 2005, PPL EnergyPlus extended the Edgewood power purchase agreement for an additional term that runs through October 2008. The Shoreham power purchase agreement remains in effect until 2017.

In January 2004, PPL EnergyPlus began supplying 12.5% of Connecticut Light & Power Company's (CL&P) Transitional Standard Offer load under a three-year fixed-price contract. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 625 MW. In January 2006, PPL EnergyPlus began to supply an additional 6.25% of CL&P's Transitional Standard Offer load under a one-year fixed-price contract. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 313 MW. In September 2006, PPL EnergyPlus entered into an agreement to supply an additional 10% of CL&P's Transitional Standard Offer load under a two-year fixed-price contract, commencing January 1, 2007. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 450 MW.

As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded 34-month fixed-price BGS contracts for a fixed percentage of customer load (an aggregate of 1,000 MW) for Atlantic City Electric Company (ACE), Jersey Central Power & Light Company (JCPL) and Public Service Electric & Gas Company (PSEG). These contracts commenced in August 2003. In the first quarter of 2005, PPL EnergyPlus was awarded a portion of the Commercial Industrial Energy Pricing tranche, which amounts to 85 MW after expected shopping. These 12-month contracts ended in June 2006. In February 2006, PPL EnergyPlus was awarded 36-month fixed-price BGS contracts for fixed percentages of customer load (an aggregate of 600 MW) for ACE, JCPL and PSEG. These contracts commenced in June 2006.

In December 2005 and January 2006, PPL EnergyPlus entered into agreements with Delmarva Power and Light Company to provide a portion of its full requirements service from May 2006 through May 2008.

As a result of the Electric Service Customer Choice and Rate Relief Law of 1997, the Illinois General Assembly provided the opportunity for power suppliers to compete for the full requirements electric supply of all non-shopping Illinois customers. In September 2006, PPL EnergyPlus entered into three agreements with Commonwealth Edison Company to provide a portion of its full requirements service. These agreements commence in January 2007 and expire after 17, 29 and 41 months. During peak hours, PPL EnergyPlus' obligation to supply the load may reach 700 MW.

In September 2006, PPL EnergyPlus entered into agreements with Metropolitan Edison Company and Pennsylvania Electric Company to provide a portion of their full requirements service. These agreements commence in December 2006 and expire in December 2008. During peak hours, PPL EnergyPlus' obligation to supply the load may reach 250 MW.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana has 11 hydroelectric facilities and one storage reservoir licensed by the FERC pursuant to the Federal Power Act under long-term licenses. Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana Asset Purchase Agreement.

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend $17 million between 2007 and 2015, at which point the tribes have the option to purchase, hold and operate the project.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility for matching funds from relevant federal agencies. Under this arrangement, PPL Montana has a remaining commitment to spend $33 million between 2006 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999, and thus that sale "was null and void ab initio." Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust. This lawsuit has been pending in the U.S. District Court of Montana, Butte Division, and the judge has placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding. PPL and PPL Energy Supply cannot predict the outcome of this matter.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydropower facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana. This request for declaratory judgment from the Montana state court was brought following the dismissal of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division, due to lack of diversity jurisdiction. The State's federal lawsuit was founded on allegations that the bed of Montana's navigable rivers became state-owned property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking any lease payments or other compensation from PPL Montana for the period prior to PPL Montana's acquisition of the hydropower facilities in December 1999. The trial for this state court proceeding has been scheduled to commence in October 2007. PPL and PPL Energy Supply cannot predict the outcome of this matter.

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. At September 30, 2006, PPL has fully reserved for underrecoveries of payments for these sales.

Regulatory proceedings arising out of the California electricity supply situation have been filed at the FERC. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001, but the FERC has not yet ruled on the exact amounts that the sellers, including PPL Montana, would be required to refund. In decisions in September 2004 and August 2006, the U.S. Court of Appeals for the Ninth Circuit held that the FERC had the additional legal authority to order refunds for periods prior to October 2, 2000, and ordered the FERC to determine whether or not it would be appropriate to grant such additional refunds. As part of its August 2006 decision, the Court stayed the time to petition for rehearing of the decision and its mandate to the FERC in order to allow the parties time to conduct settlement discussions.

In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but, to their knowledge, neither PPL EnergyPlus nor PPL Montana is a subject of these investigations.

Litigation arising out of the California electricity supply situation has been filed in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these legal proceedings allege, among other things, abuse of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek other relief, including treble damages and attorneys' fees. While PPL's subsidiaries have not been named by the plaintiffs in these legal proceedings, one defendant in a consolidated court proceeding named PPL Montana in its cross-complaint; this defendant denied any unlawful conduct but asserted that, if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses. In July 2006, the Court dismissed this case as the result of a settlement under which PPL Montana was not required to make any payments or provide any compensation.

In February 2004, the Montana Public Service Commission (PSC) initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, including PPL Montana, as well as other entities that may possess relevant information. In June 2004, the Montana Attorney General served PPL Montana and more than 20 other companies with subpoenas requesting documents, and PPL Montana has provided responsive documents to the Montana Attorney General.

While PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the California and western markets, PPL cannot predict the outcome of the above-described investigations, lawsuits and proceedings or whether any PPL subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings.

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleged, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001 and certain breach of contract claims. These boroughs were wholesale customers of PPL Electric. In April 2006, the Court dismissed all of the federal antitrust claims and all of the breach of contract claims except for one breach of contract claim by one of the boroughs.

Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not find any reason to take action against PPL.

New England Investigation (PPL and PPL Energy Supply)

In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. PPL has responded to a data request of OMOI that indicated that PPL was not under suspicion of a regulatory violation, but that OMOI was conducting an initial investigation. PPL also has responded to data requests of ISO New England and data requests served by subpoena from the Connecticut Attorney General. Both OMOI and ISO New England have issued preliminary reports finding no regulatory or other violations concerning these matters. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of these investigations, PPL cannot predict the outcome of these investigations.

PJM Billing (PPL, PPL Energy Supply and PPL Electric)

In December 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM in the State Estimator Model used in connection with billing all PJM customers for certain transmission, spot market energy and ancillary services charges. Specifically, the complaint alleged that PJM mistakenly identified PPL Electric's Elroy substation transformer as belonging to PECO and that, as a consequence, during times of congestion, PECO's bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric's load. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of $8 million, and for PJM to refund these same amounts to PECO. In February 2005, PPL Electric filed its response with the FERC stating that neither PPL Electric nor any of its affiliates should be held financially responsible or liable to PJM or PECO as a result of PJM's error.

In April 2005, the FERC determined that PECO is entitled to reimbursement for the transmission congestion charges that PECO asserts PJM erroneously billed to it at the Elroy substation. The FERC set for additional proceedings before a judge the determination of the amount of the overcharge to PECO and which PJM market participants were undercharged and therefore are responsible for reimbursement to PECO.

PPL Electric recognized an after-tax charge of $27 million (or $0.07 per share for PPL) in the first quarter of 2005 for a loss contingency related to this matter. The pre-tax accrual was $47 million, with $39 million included in "Energy purchases" on the Statements of Income, and $8 million in "Interest Expense."

In September 2005, PPL Electric and Exelon Corporation filed a proposed settlement agreement regarding this matter with the FERC. In March 2006, the FERC rejected the settlement agreement indicating that the agreement involves material issues of fact that it cannot decide without further information, and ordered the matter to be set for hearing.

Subsequently, in March 2006, PPL Electric and Exelon filed with the FERC a new proposed settlement agreement under which PPL Electric would pay approximately $41 million over a five-year period to PJM through a new transmission charge that, under applicable law, would be recoverable from PPL Electric's retail customers. PJM would forward amounts collected under this new charge to PECO. The FERC has not yet acted on this new proposed settlement agreement.

PPL, PPL Electric and PPL Energy Supply cannot be certain of the outcome of this matter or the impact on PPL and its subsidiaries. Some or all of the first quarter 2005 charges for this matter may be reversed in a future period depending on the outcome of this matter, the potential for recovery of any amounts paid as a result of the additional FERC proceedings, the application of the relevant provisions of the energy supply agreements between PPL Electric and PPL EnergyPlus and other factors. Depending on these factors, PPL Energy Supply, the parent company of PPL EnergyPlus, may incur some or all of the costs associated with this matter in a future period.

FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. The most recent market-based rate filings with the FERC were made in November 2004 by PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries. These filings consisted of a Western market-based rate filing for PPL Montana and an Eastern market-based rate filing for most of the other PPL subsidiaries in the PJM region.

In September 2005, the FERC issued an order conditionally approving the Eastern market-based rate filing, subject to PPL subsidiaries making a compliance filing providing further support that they cannot erect other non-transmission barriers to entry into the generation market. The PPL subsidiaries made this compliance filing in October 2005, which the FERC accepted.

Also in September 2005, in an order on PPL's western market-based rate filing, the FERC found that PPL Montana did not pass one of the FERC's initial screening tests for market power in NorthWestern's control area, namely the wholesale market share screen. As a result, PPL Montana was required to make a more detailed filing with the FERC demonstrating that it meets the market power tests. Also, the FERC established a refund effective date of November 8, 2005 (for sales made in NorthWestern's control area pursuant to contracts entered into on and after that date), in the event that PPL Montana did not pass the FERC's market power tests. The FERC's order was not a definitive determination that PPL Montana has market power but rather the FERC's mechanism for analyzing market-based rate authority applications that require further scrutiny. In October 2005, PPL Montana made the more detailed filing with the FERC, which PPL Montana believes demonstrates that it cannot exercise generation market power in NorthWestern's control area and should be granted market-based rate authority in that area. The Montana PSC contended in this proceeding that PPL Montana possesses market power in NorthWestern's control area and that the FERC should deny PPL Montana authority to sell power at market-based rates. The Montana Consumer Counsel contended in this proceeding that PPL Montana has market power in NorthWestern's control area, that the FERC should deny PPL Montana authority to sell power in NorthWestern's control area at market-based rates and that PPL Montana cannot legally refuse to sell power to NorthWestern at cost-based rates if the FERC denies PPL Montana market-based rate authority in NorthWestern's control area. In May 2006, the FERC issued an order rejecting the claims of the opposing parties in this proceeding and granting PPL Montana market-based rate authority in NorthWestern's control area. There are two outstanding requests for rehearing of the FERC's order, and the FERC has issued a routine order allowing more time to consider these rehearing requests. While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of these proceedings.

Wallingford Cost-Based Rates (PPL and PPL Energy Supply)

In January 2003, PPL negotiated an agreement with ISO New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" (RMR) units and put those units under cost-based rates. This RMR agreement and the cost-based rates are subject to approval by the FERC. In May 2003, the FERC denied PPL's request for approval of the RMR agreement and cost-based rates, but in August 2005, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FERC's denial and remanded the case to the FERC for further consideration. In April 2006, the FERC conditionally approved the RMR agreement and the cost-based rates for the four Wallingford units, effective February 1, 2003, subject to refund, hearing and settlement procedures. The FERC ordered a hearing to determine whether the Wallingford units needed the RMR agreement, the proposed cost-based rates under the RMR agreement and the amounts to be recovered for past periods under the RMR agreement. Any rates collected under the RMR agreement prior to the completion of the hearing and/or settlement proceedings are subject to refund pending the outcome of the proceedings. The hearing has been held in abeyance pending the outcome of the settlement proceedings among the interested parties.

In September 2006, PPL and certain of the parties filed a written settlement with the FERC. The settlement is unopposed. If approved by the FERC, the settlement would resolve all issues in the pending proceeding, including payments to PPL for the past period and going forward. Under the terms of the settlement, PPL would receive a total of $44 million in settlement of amounts due under the RMR agreement for the period February 1, 2003 through May 31, 2006. This amount (plus interest) would be paid to PPL in approximately equal monthly installments over a two-year period. In addition, PPL would enter into a revised RMR Agreement effective as of June 1, 2006, under which it would be entitled to receive approximately $1.8 million per month for its recovery of fixed costs while the agreement remains in effect. The settling parties have requested that the FERC approve the settlement as soon as possible, but no later than December 31, 2006. In October 2006, the administrative law judge assigned to this matter certified the settlement to the FERC for its consideration as an uncontested settlement.

PPL and PPL Energy Supply currently expect that the four Wallingford RMR units will begin to participate in ISO New England's locational forward reserve market in June 2007, at which time the revised RMR Agreement would terminate in accordance with the settlement provided certain conditions are met. The ISO New England locational forward reserve market provides revenues to peaking generation that can quickly come on line from reserve status to meet reliability requirements.

PPL and PPL Energy Supply cannot predict whether or when the FERC will approve this settlement agreement or the ultimate outcome of this matter.

Montana Public Service Commissioner's Litigation (PPL and PPL Energy Supply)

In May 2006, one of the commissioners of the Montana PSC commenced an action in Montana First Judicial District Court against PPL Montana and the Montana PSC seeking to cause the Montana PSC to reverse its 1999 order consenting to "exempt wholesale generator" (EWG) status for PPL Montana's power plants. In 1999, the FERC had granted the plants EWG status and the authority to sell electricity produced at market-based rates, and the Montana PSC consented to this status for PPL Montana's plants under a provision of federal law. In September 2006, the Court granted PPL Montana's and the Montana PSC's motions to dismiss this action. The plaintiff has appealed the dismissal of the lawsuit to the Montana Supreme Court. PPL and PPL Energy Supply continue to believe that this lawsuit is groundless and beyond the statute of limitations period, but cannot predict the outcome of this matter.

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility located in Kentucky. PPL receives tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities to unaffiliated third-party purchasers. Section 29/45K of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. Section 29/45K tax credits are currently scheduled to expire at the end of 2007.

To qualify for the Section 29/45K tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998.

In addition, Section 29/45K provides for the synthetic fuel tax credit to begin to phase out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), falls within a designated range and to be eliminated when the DFPP exceeds the range. The phase-out range is adjusted annually for inflation. Currently, the DFPP is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil. PPL experienced no phase-out of tax credits in 2005, based on the final DFPP reference price and the phase-out range applicable for 2005.

Accounting for inflation, PPL currently estimates the phase-out range for 2006 to begin at $54 per barrel (DFPP) and the tax credits to be totally eliminated at about $68 per barrel (DFPP). Due to the volatility of crude oil prices, PPL cannot predict with any certainty the final DFPP reference price for crude oil for 2006 and 2007. However, if the price of crude oil remains at, or increases above, current price levels in 2006 or increases significantly above current price levels in 2007, under current phase-out provisions, PPL's synthetic fuel tax credits for either or both of those years would be significantly reduced or eliminated.

Since PPL began the synthetic fuel operations, the synthetic fuel produced at the Somerset and Tyrone facilities has resulted in an aggregate recognition of $280 million and $83 million of tax credits as of September 30, 2006. As of September 30, 2006, PPL is estimating the 2006 phase-out to be 38%, resulting in the recognition of $13 million of tax credits for Somerset and $23 million of tax credits for Tyrone for the nine months ending September 30, 2006.

In 2005, PPL entered into economic hedge transactions that serve to mitigate some of the earnings and cash flow impact of increases in DFPP crude oil prices for 2006 and 2007. In July 2006, PPL entered into additional economic hedge transactions for this purpose. The mark-to-market value of these hedges is reflected in "Energy-related businesses" revenues on the Statement of Income. Based on forecasted oil prices and other considerations, in early April 2006, PPL temporarily suspended operations at its Somerset facility. In August 2006, PPL resumed operations at its Somerset facility and expects to continue operations at this facility and the Tyrone facility throughout 2006. PPL has entered into additional economic hedge transactions for 2007; however, at this time, PPL cannot predict whether or the extent to which the facilities will operate in 2007.

PPL performed impairment reviews of both its synthetic fuel production facilities during the second quarter of 2006. The reviews were prompted by the Somerset suspension, the uncertainty surrounding the future operations of each of the facilities and continued observed and forecasted high crude oil prices. PPL determined that the net book value of the facilities exceeded the projected undiscounted cash flows. Therefore, in the second quarter of 2006, PPL recorded charges totaling $10 million ($6 million after tax, or $0.01 per share for PPL) to fully impair its synfuel-related assets based on an internal model and other analysis. The impairment charges are reflected in "Energy-related businesses" expense on PPL's and PPL Energy Supply's Statements of Income. The assets of the facilities are a component of the Supply segment.

PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants. In 2005, PPL's purchases from these third parties resulted in fuel cost savings of $24 million. PPL estimates that if these third parties had discontinued their synthetic fuel operations and sales to PPL at the end of October 2006 due to the impact of projected DFPP oil prices, it would incur additional fuel costs of $3 million for the remainder of 2006.

In October 2003, it was reported that the U.S. Senate Permanent Subcommittee on Investigations, of the Committee on Governmental Affairs, had begun an investigation of the synthetic fuel industry and its producers. That investigation is ongoing. PPL cannot predict when the investigation will be completed or the potential results of the investigation.

Energy Policy Act of 2005 (PPL, PPL Energy Supply and PPL Electric)

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the 2005 Energy Act). The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The Act amends federal energy laws and provides the FERC with new oversight responsibilities. Among the important changes that have been or will be implemented as a result of this legislation are:

•	The Public Utility Holding Company Act of 1935 has been repealed. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.
•
The FERC has appointed the North American Electric Reliability Council as the electric reliability organization to establish and enforce mandatory reliability rules regarding the bulk power system, and the FERC will oversee this process and independently enforce the rules.

•
The FERC will establish incentives for transmission companies, such as performance-based rates, recovery of the costs to comply with reliability rules and accelerated depreciation for investments in transmission infrastructure.

•	The Price Anderson Amendments Act of 1988, which provides the framework for nuclear liability protection, was extended to 2025.
•	Federal support will be available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by the FERC, the DOE and other federal agencies, some of which have not been finalized. PPL cannot predict when all of these proceedings and regulations will be finalized.

PPL cannot predict with certainty the impact of the 2005 Energy Act and any related regulations on PPL and its subsidiaries.

Environmental Matters - Domestic

(PPL, PPL Energy Supply and PPL Electric)

Due to the environmental issues discussed below or other environmental matters, PPL subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL subsidiaries also may incur capital expenditures or operating expenses in amounts which are not now determinable, but could be significant.

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards, particulate matter standards and toxic air emissions and visibility in the U.S. Amendments to the Clean Air Act are likely to continue to be brought up for consideration in the U.S. Congress. Past proposed amendments would have required significant further reductions in emissions of nitrogen oxide and sulfur dioxide and reductions in emissions of mercury beyond the reductions discussed below and some would have required reductions in carbon dioxide.

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for nitrogen oxide emission reductions to a year-round program starting in 2009. The CAIR requires further reductions, starting in 2015, in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. The CAIR allows these reductions to be achieved through cap-and-trade programs. Pennsylvania has not challenged the CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict. In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise the CAIR to require deeper reductions in sulfur dioxide and mercury emissions, and the Ozone Transport Commission (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide and nitrogen oxide that are more stringent than those under CAIR. The Pennsylvania DEP, which represents Pennsylvania on the Ozone Transport Commission, has indicated its support for developing regulations for reductions in sulfur dioxide and nitrogen oxide that are more stringent than those under CAIR.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, including CAIR, PPL is proceeding with the installation of sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3, and also plans to install a scrubber at Brunner Island Units 1 and 2. The scrubbers for both Montour units and Unit 3 at Brunner Island are expected to be in-service during 2008 and the scrubber for Units 1 and 2 at Brunner Island is expected to be in-service during 2009. Based on expected levels of generation, emission allowance shortfalls that would otherwise occur without significant additional purchases of allowances and projected emission allowance prices, PPL has determined that it is more economic to install these scrubbers than to purchase significant additional emission allowances. PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxide emissions reduction) through 2010 reflects a cost of $1.5 billion. PPL expects a 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

Also citing its authority under the Clean Air Act, the EPA has finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants. These regulations establish a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent caps to begin in January 2018. Under CAMR, each state is allocated a mercury emissions cap and is required to develop state implementing regulations that can follow the federal requirements or be more restrictive.

Pennsylvania is proceeding with adoption of its own, more stringent rules. Pennsylvania's rules will require that mercury controls be installed on each coal-fired generating unit; that the EPA's CAMR caps be met at each unit without the benefit of an emissions trading program; and that the second phase of CAMR be accelerated to begin in 2015.

PPL expects that it can achieve the 2010 requirements under Pennsylvania's more stringent mercury rules with only the addition of chemical injection systems. This expectation is based on the co-benefits of mercury removal from the scrubbers already in place or expected to be in place at its Pennsylvania plants as of 2010, and the SCRs already in place at Montour. PPL currently estimates that the capital cost of such chemical injection systems at its Pennsylvania plants will be approximately $20 million.

Because an emissions trading program is not allowed under Pennsylvania's mercury rules, adsorption/absorption technology with fabric filters may be required at most of PPL's Pennsylvania coal-fired generating units to meet Pennsylvania's second-phase caps beginning in 2015. Based on current analysis and industry estimates, PPL estimates that if this technology were required at every one of its Pennsylvania units the aggregate capital cost of compliance would be approximately $530 million.

Montana also has finalized its own, more stringent rules that would require every coal-fired generating plant in the state to achieve by 2010 reduction levels more stringent than CAMR's 2018 cap. Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required. Based on current analysis and industry estimates, PPL estimates that its capital cost to achieve compliance at its Montana units would be approximately $140 million.

PPL expects both Pennsylvania's and Montana's mercury rules to be challenged. If those rules are overturned and PPL is instead required to comply with CAMR, PPL expects that it could achieve the 2010 requirements under CAMR in both Pennsylvania and Montana with only the addition of chemical injection systems and allowance purchases. In addition to the capital cost for the chemical injection systems in Pennsylvania noted above, PPL estimates that its share of the capital cost for such systems in Montana would be approximately $5 million. With respect to the 2018 requirements under CAMR, PPL currently expects that it would be able to comply in Pennsylvania by installing adsorption/absorption technology with fabric filters on half of its generating capacity at a capital cost of approximately $265 million. In Montana, PPL currently expects that it could achieve the 2018 CAMR requirements with enhanced chemical injection at modest cost.

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxide controls for large units. By December 2006, PPL must submit to Pennsylvania and Montana its analyses of the visibility impacts of plants covered by the BART rule in each state. In Pennsylvania, this would include Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2. In Montana, this would include Colstrip Units 1 and 2 and Corette.

The EPA has stated that the BART rule will not require states to make reductions in sulfur dioxide or nitrogen oxide beyond those required by CAIR, although states can establish more stringent rules. At this time, PPL cannot predict whether the Pennsylvania DEP will require additional reductions beyond the requirements established through CAIR. If the Pennsylvania DEP establishes regulations to require additional reductions, the additional costs to comply with such regulations, which are not now determinable, could be significant. In states like Montana that are not within the CAIR region, the need for and costs of additional controls as a result of this new rule are not now determinable, but could be significant.

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA subsequently issued notices of violation and commenced enforcement activities against other utilities. However, in the past several years, the EPA has shifted its position on New Source Review. In 2003, the EPA issued changes to its regulations that clarified what projects are exempt from "New Source" requirements as routine maintenance and repair. However, these regulations were stayed and subsequently struck down by the U.S. Court of Appeals for the District of Columbia Circuit. PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's 2003 clarifications.

In October 2005, the EPA proposed changing its rules on how to determine whether a project results in an emissions increase and is therefore subject to review under the "New Source" regulations. The EPA's proposed tests are consistent with the position of energy companies and industry groups and, if adopted, would substantially reduce the uncertainties under the current regulations. PPL cannot predict whether these proposed new tests will be adopted. In addition to proposing these new tests, the EPA also announced in October 2005 that it will not bring new enforcement actions with respect to projects that would satisfy the proposed new tests or the EPA's 2003 clarifications referenced above. Accordingly, PPL believes that it is unlikely that the EPA will follow up on the information requests that had been issued to PPL Montana's Corette and Colstrip plants by EPA Region VIII in 2000 and 2003, respectively, and to PPL Generation's Martins Creek plant by EPA Region III in 2002. However, states and environmental groups also have been bringing enforcement actions alleging violations of "New Source" requirements by coal-fired plants, and PPL is unable to predict whether such state or citizens enforcement actions will be brought with respect to any of its affiliates' plants.

The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to PPL's Lower Mt. Bethel generating plant. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which PPL will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two 150 MW coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. Pursuant to the agreement, PPL Martins Creek began reducing the fuel sulfur content for the coal units as well as the plant's two oil-fired units in June 2004. The agreement also calls for PPL to donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. Some of these donations have already been made to the Pennsylvania Environmental Council. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant. Similar issues also are being raised by the Pennsylvania DEP. PPL is currently negotiating the matter with the Pennsylvania DEP. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns upon the occurrence of certain triggering events. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded. PPL is engaged in settlement negotiations on these matters with the EPA, the Montana Department of Environmental Quality and the Northern Cheyenne Tribe.

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxide and mercury noted above, there is a growing concern nationally and internationally about carbon dioxide emissions. In June 2005, the U.S. Senate adopted a resolution declaring that mandatory reductions in carbon dioxide are needed. Various legislative proposals are being considered in Congress, and several states already have passed legislation capping carbon dioxide emissions. The Bush administration is promoting a voluntary carbon dioxide reduction program, called the Climate VISION program. In support of this program, the electric power industry has committed to reducing its greenhouse gas emission intensity levels (measured as tons of carbon dioxide equivalent against electric power production in MWh) by 3% to 5% by the 2010 to 2012 period. Separate from the national initiatives, in December 2005, seven northeastern states signed an MOU establishing a cap and trade program commencing in January 2009 for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity. The MOU also provides for a 10% reduction in carbon dioxide emissions from the base levels by the end of 2018. In August 2006, a Model Rule was adopted that will form the basis for participants to develop individual state regulatory and/or statutory proposals for program implementation. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.

Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases. PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its emissions. If Pennsylvania or Montana develops legislation or regulations imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to PPL of such reductions could be significant.

Water/Waste (PPL and PPL Energy Supply)

In August 2005, there was a release of 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the two 150 MW coal-fired generating units at the plant. This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River. The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure. PPL has conducted extensive clean-up and is continuing to work with the Pennsylvania DEP and other appropriate agencies and consultants to assess whether the leak caused any environmental damage. PPL shut down the two coal-fired generating units in September 2005 and placed the units back in service in December 2005 after completing the repairs and upgrades to the basin and obtaining the Pennsylvania DEP's approval.

In September 2005, PPL Martins Creek and the Pennsylvania DEP were served with notice by the Delaware Riverside Conservancy and several citizens of their intention to file a citizens' suit on the basis that the release from the disposal basin at Martins Creek allegedly violated various state and federal laws. The Pennsylvania DEP subsequently filed a complaint in Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief. The Delaware Riverside Conservancy and several citizens have been granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action. In March 2006, several citizens (including some that have intervened in the Pennsylvania DEP's lawsuit) and two businesses filed a lawsuit in the Superior Court of New Jersey, Warren County, alleging that the fly ash spill caused damage to property along a 40-mile stretch of the Delaware River and asserting that the named plaintiffs are representative of a class of citizens and businesses along the 40-mile stretch of the Delaware River. PPL has exercised its right to remove this lawsuit to federal court in New Jersey.

At this time, PPL has no reason to believe that the Martins Creek leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, a group of natural resource trustees, along with the Delaware River Basin Commission, has been conducting an assessment of any natural resource damages that could have been caused by the Martins Creek leak. PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs as well as any damages they determine were caused by the leak. PPL cannot predict when the assessment will be completed, but does not expect it to be completed before the Spring of 2007.

PPL Energy Supply recognized a $33 million pre-tax charge in the third quarter of 2005 and an additional $15 million pre-tax charge in the fourth quarter of 2005 in connection with the then-expected on-site and off-site costs relating to the Martins Creek leak remediation. Based on its ongoing assessment of the expected remediation costs, in the first quarter of 2006, PPL Energy Supply reduced the estimate in connection with the current expected costs of the leak by $3 million, of which $2 million relates to off-site costs and the remainder to on-site costs. In the second quarter of 2006, PPL Energy Supply further reduced the estimate of off-site costs by $8 million, primarily due to an insurance claim settlement. These reductions were included in "Other operation and maintenance" on the Statements of Income. At September 30, 2006, $31 million of the $37 million total estimate relates to off-site costs, and the balance relates to on-site costs. As of September 30, 2006, the remaining contingency related to this remediation is $10 million. PPL and PPL Energy Supply cannot predict the final cost of assessment and remediation of the release, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of the lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak. PPL and PPL Energy Supply also cannot predict the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL or PPL Energy Supply.

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities. PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages. PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions. PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants, as part of the process to renew the residual waste permits for these basins that expire within the next three years. The cost of addressing seepages at PPL's Pennsylvania plants is not now determinable, but could be significant.

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant. These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the litigation. Beyond the original estimated reserve of $1 million recorded by PPL Montana in 2004 (of which only an insignificant amount remains at September 30, 2006) for a proposed settlement of the property damage claims raised in the litigation, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

PPL has reached a settlement with the Pennsylvania DEP concerning the thermal discharge from its Brunner Island plant into the Susquehanna River. The settlement commits PPL to install mechanical draft cooling towers at the plant. PPL expects construction of the cooling towers to begin by the end of 2007 and for the towers to be in service in the spring of 2010. The expected capital cost of the installation of the towers is $125 million.

The settlement with the Pennsylvania DEP regarding the Brunner Island discharge has been incorporated into a new National Pollutant Discharge Elimination System permit for the plant. PPL has filed an appeal to the permit on issues other than the settlement.

The EPA has significantly tightened the water quality standard for arsenic. The revised standard became effective in January 2006 and at this time applies only to drinking water. The revised standard may result in action by individual states that could require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with any such requirements is not now determinable, but could be significant.

The EPA finalized requirements in 2004 for new or modified water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another rule that was finalized in 2004 addresses existing structures. PPL does not believe that either of these rules will impose material costs on PPL subsidiaries. However, six northeastern states have challenged the new rules for existing structures as being inadequate. If this challenge is successful, it could result in the EPA establishing stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

Superfund and Other Remediation

(PPL, PPL Energy Supply and PPL Electric)

PPL Electric is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant Site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant. However, should the EPA require significantly different or additional measures in the future, the costs of such measures are not determinable but could be significant.

In 1995, PPL Electric and PPL Generation and, in 1996, PPL Gas Utilities entered into consent orders with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric, PPL Generation or PPL Gas Utilities may be liable for remediation. These agreements have now been combined into a single agreement for the companies. The Consent Order and Agreement (COA) includes potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination that may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. This may also include former coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators at PPL Gas Utilities' sites.

As of September 30, 2006, PPL Electric and PPL Gas Utilities have 146 sites to address under the new combined COA, and currently no PPL Generation sites are included on the COA site list. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the COA on a case-by-case basis.

At September 30, 2006, PPL Electric and PPL Gas Utilities had accrued $2 million and $6 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by the COA noted above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

There continues to be an issue with natural gas observed in several drinking water wells in and around Tioga, Pennsylvania, that the Pennsylvania DEP has been working to address. The Pennsylvania DEP has raised concerns that potential leakage of natural gas from the Tioga gas storage field partially owned by PPL Gas Utilities could be contributing to this issue. PPL Gas Utilities continues to work with the Pennsylvania DEP and to discuss the matter with the co-owner and operator of the field. The costs to resolve this issue are not now determinable, but could be significant.

The EPA is evaluating the risks associated with naphthalene, a chemical by-product of coal gas manufacturing operations. As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil clean-up. This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing facilities. The costs to PPL of complying with any such requirements are not now determinable, but could be significant.

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At September 30, 2006, PPL Energy Supply had accrued $29 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.

In 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. Currently pending before the Court are three cases relating to the manner in which this fundamental right may be exercised and the proper measurement of damages for environmental impacts to property. These cases were consolidated for purposes of arguments before the Court. The Court's ruling on this consolidated litigation could result in significantly more lawsuits under Montana's environmental laws. The effect on PPL Montana of any such increase in legal actions is not currently determinable, but could be significant.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have reviewed this issue. The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects. The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence. The U.K. National Radiological Protection Board concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At September 30, 2006, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such an incident would be limited to about $10.8 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $201 million per incident, payable at $30 million per year.

Guarantees and Other Assurances

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply and PPL Electric)

The table below provides an update to those guarantees that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," and are specifically disclosed in Note 14 to the Financial Statements contained in each Registrant's 2005 Form 10-K.

	Recorded Liability at		Exposure at
	September 30, 2006	December 31, 2005	September 30, 2006 (a)		Expiration Date
PPL Energy Supply (b)
WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			$82	(c)	2027
Letters of credit issued on behalf of affiliates			7	(d)	2007
Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007
Retroactive premiums under nuclear insurance programs			38
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(e)
Contingent purchase price payments to former owners of synfuel projects			27	(f)	2007
WPD guarantee of pension and other obligations of unconsolidated entities	$4	$4	39	(g)	2017
Tax indemnification related to unconsolidated WPD affiliates			5		2012
Indemnifications for entities in liquidation and sales of assets	7	1	294	(h)	2008 to 2012	(h)
Assignment of Enron claims			11	(i)		(i)

PPL Electric (b)
Guarantee of a portion of an unconsolidated entity's debt			7	(c)	2008

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the exceptions noted in (d) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(c)	Reflects principal payments only.
(d)
Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(e)	Amount is per incident.
(f)	Actual payments are based upon production at the synfuel facilities. Future production levels are uncertain. See "IRS Synthetic Fuels Tax Credits" within this note for further discussion.
(g)
Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements and, therefore, have been estimated based on the types of obligations.

(h)
PPL Energy Supply's maximum exposure with respect to certain guarantees and the expiration of the guarantees cannot be estimated because, in the case of certain of the indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations. The exposure noted is only for those cases in which the agreements provide for a specific limit on the amount of the indemnification.

In connection with the liquidation of wholly owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation. In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation. In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.

Certain of the indemnifications provided to the purchaser of the Sundance plant are triggered only if the purchaser's losses reach $1 million in the aggregate, are capped at 50% of the purchase price (or $95 million), and survive for a period of only 24 months after the May 13, 2005, transaction closing. The indemnification provision for unknown environmental and tort liabilities related to periods prior to the ownership by PPL Sundance Energy, LLC of the real property on which the Sundance plant is located are capped at $4 million in the aggregate and survive for a maximum period of five years after the transaction closing.

Certain of the indemnifications provided to the purchaser of the interest of PPL Southwest Generation Holdings, LLC in the Griffith plant are triggered only if the purchaser's losses reach $750,000 in the aggregate, are capped at 35% of the purchase price (or approximately $41 million), and survive for a period of only 18 months after the June 30, 2006, transaction closing. In the case of most such indemnification obligations, the purchaser's existing 50% ownership of the Griffith plant prior to closing is taken into account for purposes of determining and calculating the purchaser's losses, and such indemnification obligations are therefore limited to 50% of any such purchaser losses.

PPL Energy Supply has also guaranteed the obligation of PPL Southwest Generation Holdings, LLC to indemnify the purchaser of its interest in the Griffith plant for one-half of the total cost of repairing a damaged steam turbine at the plant. The maximum exposure for this indemnification is equal to an insurance deductible of $2 million. PPL Energy Supply also agreed to guarantee payment of a variable amount to the purchaser for each day until completion of repair of the turbine. The maximum amount of exposure associated with this guarantee cannot be estimated because the amount is not capped by the transaction documents and the expiration of the guarantee depends on a determination that the turbine has been repaired and is available for dispatch and scheduling. Although PPL Energy Supply believes that the turbine repair was complete and that the turbine was available for dispatch and scheduling on July 12, 2006, PPL Energy Supply is continuing to discuss this issue with the purchaser. At this time, PPL Energy Supply believes that it has adequately reserved its exposure under the contract.

(i)
In July 2006, two subsidiaries of PPL Energy Supply assigned their Enron claims to an independent third party (claims purchaser). In connection with the assignment, the subsidiaries agreed to repay a pro rata share of the purchase price paid by the claims purchaser, plus interest, in the event that any of the assigned claims are disallowed under certain circumstances. The bankruptcy court overseeing the Enron bankruptcy approved the assigned claims prior to their assignment to the claims purchaser. The subsidiaries' repayment obligations will remain in effect until the claims purchaser has received all distributions with respect to the assigned claims. See Note 2 for additional information regarding the assignment of the claims.

In September 2006, PPL's subsidiaries terminated master lease agreements under which they leased equipment. Therefore, the related residual value guarantees that had been previously disclosed for PPL, PPL Energy Supply and PPL Electric no longer exist. See Note 2 for additional information.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment and vary in duration. The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees. As of September 30, 2006, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant.

12.	Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At both September 30, 2006, and December 31, 2005, PPL's and PPL Energy Supply's Balance Sheets reflected $89 million of "Long-term Debt with Affiliate Trust." This debt represents obligations of WPD LLP under 8.23% subordinated debentures maturing in February 2027 that are held by SIUK Capital Trust I, a variable interest entity whose common securities are owned by WPD LLP but which is not consolidated by WPD LLP. Interest expense on this obligation was $3 million for both the three months ended September 30, 2006 and 2005, and $9 million for both the nine months ended September 30, 2006 and 2005. This interest is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statements of Income. See Note 22 in each Registrant's 2005 Form 10-K for additional information.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, to supply all of PPL Electric's PLR load through December 31, 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended September 30, 2006 and 2005, these purchases totaled $445 million and $415 million. For the nine months ended September 30, 2006 and 2005, these purchases totaled $1.3 billion and $1.2 billion. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimated that, at September 30, 2006, the market price of electricity would exceed the contract price by $2.2 billion. Accordingly, at September 30, 2006, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at both September 30, 2006, and December 31, 2005. This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income. PPL Energy Supply records this as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment, and other payments under the contract, was $38 million at September 30, 2006, and $47 million at December 31, 2005. These current and noncurrent balances are reported on the Balance Sheets as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For both the three months ended September 30, 2006 and 2005, these NUG purchases totaled $41 million. For the nine months ended September 30, 2006 and 2005, these NUG purchases totaled $119 million and $111 million. These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services directly charged or allocated the following amounts to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital or expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

PPL Energy Supply	$44	$39	$140	$128
PPL Electric	32	27	93	90

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at September 30, 2006, and December 31, 2005. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statements of Income, was $5 million for both the three months ended September 30, 2006 and 2005, and $16 million and $10 million for the nine months ended September 30, 2006 and 2005.

In May 2006, PPL Energy Supply terminated a note payable to an affiliate which allowed borrowings up to $650 million until May 2010. At December 31, 2005, there was no balance outstanding. Interest was payable monthly in arrears at LIBOR plus 1%. There was an insignificant amount of interest expense on this note for the nine months ended September 30, 2006. Interest expense on this note was $2 million and $9 million for the three and nine months ended September 30, 2005. Interest expense is reflected in "Interest Expense with Affiliates" on the Statements of Income.

In December 2005, PPL Energy Supply issued a $30 million demand note payable to an affiliate. In June 2006, this demand note payable was terminated. At December 31, 2005, there was a balance of $8 million, which is shown on the Balance Sheets as "Note Payable to Affiliate," a current liability. Interest was payable monthly at a rate equal to LIBOR plus 1.5%. Interest expense on this note for the nine months ended September 30, 2006, was insignificant and is reflected in "Interest Expense with Affiliates" on the Statements of Income.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate. In February 2006, the demand note was amended to increase the maximum amount of the note to $450 million. In April 2006, the loan was amended back to a maximum amount of $300 million. There was a balance of $300 million outstanding at both September 30, 2006, and December 31, 2005. Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This note is shown on the Balance Sheets as "Note receivable from affiliate." Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $5 million and $4 million for the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, interest earned was $15 million and $10 million.

In May 2006, a PPL Electric subsidiary issued a $150 million demand note to an affiliate. There was no outstanding balance at September 30, 2006. Interest is due monthly at a rate equal to the one-month LIBOR plus 1.25%.

Intercompany Derivatives (PPL Energy Supply)

PPL Energy Supply has entered into a combination of average rate forwards and average rate options with PPL. These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect expected income denominated in British pounds sterling. At September 30, 2006, the total notional amount of these hedging instruments was £88 million (approximately $164 million) and the market value of these positions, representing the amount PPL Energy Supply would pay to PPL upon their termination, was $1 million and is reflected in "Other Income - net" on the Statements of Income and "Price risk management assets" on the Balance Sheets.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $10 million and $9 million of this license fee for the three months ended September 30, 2006 and 2005, and $27 million and $24 million for the nine months ended September 30, 2006 and 2005. These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statements of Income.

13.	Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
PPL
Other Income
Hyder liquidation distributions (Note 8)	$3		$27
Interest income	12	$5	29	$17
Equity earnings	1		3	2
Realized earnings on nuclear decommissioning trust	3		8	3
Gain on transfer of international equity investment (Note 8)	5		5
Gain on sale of investment in an unconsolidated affiliate (Note 8)			3
Miscellaneous - International	1	3	4	6
Miscellaneous - Domestic	1	2	7	6
Total	26	10	86	34
Other Deductions
Impairment of investment in U.K. real estate (Note 8)			8
Charitable contributions	2	1	4	3
Miscellaneous - International	1	1	3	3
Miscellaneous - Domestic	2	3	8	5
Other Income - net	$21	$5	$63	$23

PPL Energy Supply
Other Income
Hyder liquidation distributions (Note 8)	$3		$27
Interest income	9	$3	18	$11
Affiliated interest income	5	5	16	10
Equity earnings	1	1	3	3
Realized earnings on nuclear decommissioning trust	3		8	3
Gain on transfer of international equity investment (Note 8)	5		5
Gain on sale of investment in an unconsolidated affiliate (Note 8)			3
Miscellaneous - International	1	3	4	6
Miscellaneous - Domestic		1	2	3
Total	27	13	86	36
Other Deductions
Impairment of investment in U.K. real estate (Note 8)			8
Miscellaneous - International	1	1	3	3
Miscellaneous - Domestic	2	3	6	5
Other Income - net	$24	$9	$69	$28

PPL Electric
Other Income
Affiliated interest income	$5	$4	$15	$10
Interest income	3	2	8	5
Miscellaneous			1	2
Total	8	6	24	17
Other Deductions	1	1	1	2
Other Income - net	$7	$5	$23	$15

14.	Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Sale of Interest in Griffith Plant

Hedge accounting treatment must be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. Due to the sale of PPL's 50% ownership interest in the Griffith plant in the second quarter of 2006, PPL and PPL Energy Supply reclassified net gains of $7 million, after tax, from accumulated other comprehensive loss to "Loss (Income) from Discontinued Operations" on the Statements of Income. Additionally, PPL and PPL Energy Supply recognized an insignificant amount of net gains resulting from hedges of firm commitments that no longer qualified as fair value hedges and an insignificant amount of net losses resulting from firm commitments that had received accrual accounting treatment under the normal purchase/sale election.

See Note 8 for additional information on the sale of PPL's interest in the Griffith plant.

Fair Value Hedges

PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales and emissions allowance positions. As of September 30, 2006, these contracts range in maturity through 2007. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances. As of September 30, 2006, these contracts range in maturity through 2046. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies. As of September 30, 2006, these forward contracts range in maturity through 2008.

Other than transactions associated with the sale of PPL's 50% ownership interest in the Griffith plant, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and nine months ended September 30, 2006 or 2005. PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three and nine months ended September 30, 2006 or 2005.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electricity, emission allowances, gas, oil and certain metals positions. As of September 30, 2006, these contracts range in maturity through 2012. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. As of September 30, 2006, these interest rate contracts range in maturity through 2028. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. As of September 30, 2006, these forward contracts range in maturity through 2028.

Other than transactions associated with the sale of the 50% ownership interest in the Griffith plant, PPL and PPL Energy Supply discontinued an insignificant amount of hedges because it was probable that the anticipated forecasted transaction would not occur for the three and nine months ended September 30, 2006 or 2005. Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified $2 million and $4 million of gains, after tax, from accumulated other comprehensive loss into earnings (reported in "Wholesale energy marketing" and "Energy purchases" on the Statements of Income) for the three and nine months ended September 30, 2006. For the same periods in 2005, PPL and PPL Energy Supply reclassified an insignificant amount into earnings.

As of September 30, 2006, the deferred net loss, after tax, on derivative instruments in accumulated other comprehensive loss that is expected to be reclassified into earnings during the next 12 months was insignificant for PPL and was a deferred net gain, after tax, of $3 million for PPL Energy Supply. Amounts are expected to be reclassified as the commodity contracts go to delivery and interest payments are made.

This table shows the after-tax change in accumulated unrealized gains or losses on derivatives in accumulated other comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
PPL
Beginning accumulated derivative loss	$(120)	$(143)	$(246)	$(63)
Net change associated with current period hedging activities and other	5	(131)	51	(179)
Net change from reclassification into earnings (a)	38	7	118	(25)
Ending accumulated derivative loss	$(77)	$(267)	$(77)	$(267)

PPL Energy Supply
Beginning accumulated derivative loss	$(129)	$(124)	$(237)	$(45)
Net change associated with current period hedging activities and other	16	(140)	47	(184)
Net change from reclassification into earnings (a)	37	6	114	(29)
Ending accumulated derivative loss	$(76)	$(258)	$(76)	$(258)

(a)
The nine months ended September 30, 2006, include $7 million for the acceleration of unrealized gains associated with the Griffith plant that have been recorded as a component of "Loss (Income) from Discontinued Operations."

Other Hedging Activities

In 2006, PPL and PPL Energy Supply entered into forward contracts to hedge their exposure to changes in market prices of certain metals necessary for the scrubbers PPL is installing at its Brunner Island and Montour generating plants. These contracts qualify for cash flow hedge treatment and will ultimately be recognized on the Statement of Income in "Depreciation."

Net investment hedge activity is reported in the foreign currency translation adjustments component of accumulated other comprehensive loss. PPL recorded net investment hedge losses, after tax, of $6 million at September 30, 2006 and 2005. During the three and nine months ended September 30, 2006 and 2005, PPL and PPL Energy Supply recognized insignificant amounts in accumulated other comprehensive loss. Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss until the investment is sold or substantially liquidated.

PPL and PPL Energy Supply have entered into energy derivative transactions that hedge a specific risk, but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The unrealized gains and losses on these transactions are classified as non-trading and are reflected on the Statements of Income in "Wholesale energy marketing" or "Energy-related businesses" revenues, or "Fuel" or "Energy Purchases" expenses.

Credit Concentration

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into contracts with many entities for the purchase and sale of energy. Many of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to new business from a credit perspective.

PPL and PPL Energy Supply have credit exposures to energy trading partners. The majority of these exposures is the mark-to-market value of multi-year contracts for energy sales and purchases. Therefore, if these counterparties fail to perform their obligations under such contracts, PPL and PPL Energy Supply would not experience an immediate financial loss but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

At September 30, 2006, PPL and PPL Energy Supply had credit exposures of $443 million and $442 million to energy trading partners. Ten counterparties accounted for 75% of the exposures. No other individual counterparty accounted for more than 3% of the exposures. Nine of these counterparties had an investment grade credit rating from S&P. One counterparty was not investment grade, but was current on its obligations and had posted collateral equal to PPL's and PPL Energy Supply's exposure.

PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to limit credit exposure.

(PPL Electric)

PPL Electric has an exposure to PPL Energy Supply under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load, as described in Note 12. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

15.	Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type.

	September 30, 2006
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	32	$32
Client deposits	12
Miscellaneous	2	2
Restricted cash - current	88	34	42
Noncurrent:
Required deposits of WPD (b)	19	19
PPL Transition Bond Company Indenture reserves (c)	29		29
Restricted cash - noncurrent	48	19	29
Total restricted cash	$136	$53	$71

	December 31, 2005
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	29	$29
Counterparty collateral	9	9
Client deposits	12
Miscellaneous	1	1
Restricted cash - current	93	39	42
Noncurrent:
Required deposits of WPD (b)	16	16
PPL Transition Bond Company Indenture reserves (c)	32		32
Restricted cash - noncurrent	48	16	32
Total restricted cash	$141	$55	$74

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $18 million and $15 million at September 30, 2006 and December 31, 2005.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

16.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	PPL Energy Supply				PPL
	Supply	International Delivery	Total	Pennsylvania Delivery	Total

Balance at December 31, 2005	$94	$921	$1,015	$55	$1,070
Effect of foreign currency exchange rates		68	68		68
Purchase accounting adjustments (a)		(25)	(25)		(25)
Balance at September 30, 2006	$94	$964	$1,058	$55	$1,113

(a)
Adjustments pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination." See Note 5 for a discussion of a $12 million goodwill adjustment related to the transfer of WPD tax items. The adjustments also include an $8 million decrease in the third quarter related to deferred income taxes associated with monetary indexation of assets at WPD.

17.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2005	$298
Accretion expense	18
Obligations settled	(2)
AROs at September 30, 2006	$314

Changes in ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to insure that any material changes are incorporated into the latest estimates of the obligation.

Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs. The aggregate fair value of the nuclear plant decommissioning trust funds was $483 million as of September 30, 2006, and $444 million as of December 31, 2005.

18.	New Accounting Standards

(PPL, PPL Energy Supply and PPL Electric)

FIN 48

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 requires an entity to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether it is more-likely-than-not that a tax position will be sustained based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more-likely-than-not criterion. Each recognized tax position should be measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of initially applying FIN 48 is required to be recognized as a cumulative effect adjustment to the opening balance of retained earnings for that fiscal year. PPL and its subsidiaries are continuing to analyze the impact of applying this guidance. The potential impact is not yet determinable, but it could be material.

FSP No. FIN 46(R)-6

In April 2006, the FASB issued FSP No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)." FSP No. FIN 46(R)-6 provides that the variability to be considered in applying FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," (FIN 46(R)) should be based on the design of the entity involved. PPL and its subsidiaries adopted FSP No. FIN 46(R)-6 effective July 1, 2006. PPL and its subsidiaries did not elect to apply retrospective application to any period prior to the date of adoption. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on PPL and its subsidiaries. However, the impact in periods subsequent to adoption could be material.

SAB 108

In September 2006, the SEC staff issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses the observed diversity in the quantification of financial statement misstatements and the potential, under current practice, for the build-up of improper amounts on the balance sheet.

The two most commonly used methods cited by the SEC for quantifying the effect of financial statement misstatements are the "roll-over" and "iron-curtain" methods. The roll-over method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. Conversely, the iron-curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the misstatement's year(s) of origin.

In SAB 108, the SEC requires a dual approach combining the roll-over method and the iron-curtain method. The dual approach requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures.

SAB 108 permits registrants to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Companies must apply SAB 108 no later than December 31, 2006. PPL and its subsidiaries currently use the dual approach when quantifying the impact of identified errors. Therefore, the application of SAB 108 is not expected to have a material impact on PPL and its subsidiaries.

SFAS 123(R)

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. PPL and its subsidiaries adopted SFAS 123(R) effective January 1, 2006. PPL and its subsidiaries applied the modified prospective application transition method of adoption. Under this application, entities must recognize compensation expense based on the grant-date fair value for new awards granted or modified after the effective date and for unvested awards outstanding on the effective date. The adoption of SFAS 123(R) did not have a material impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, effective January 1, 2003. See Note 9 for the disclosures required by SFAS 123(R).

SFAS 155

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." Among other items, SFAS 155 addresses certain accounting issues surrounding securitized financial assets and hybrid financial instruments with embedded derivatives that require bifurcation. PPL and its subsidiaries must adopt SFAS 155 no later than January 1, 2007. PPL and its subsidiaries do not have any interests in securitized financial assets or hybrid financial instruments with embedded derivatives that require bifurcation. However, PPL and its subsidiaries are currently in the process of performing a complete assessment of SFAS 155.

SFAS 157

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 provides a definition of fair value as well as a framework for measuring fair value. In addition, SFAS 157 expands the fair value measurement disclosure requirements of other accounting pronouncements to require, among other things, disclosure of the methods and assumptions used to measure fair value as well as the earnings impact of certain fair value measurement techniques. SFAS 157 does not expand the use of fair value in existing accounting pronouncements. PPL and its subsidiaries will adopt the provisions of SFAS 157 prospectively, except for financial instruments that were previously measured at fair value in accordance with footnote 3 of EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," which require retrospective application. PPL and its subsidiaries must adopt SFAS 157 no later than January 1, 2008. PPL and its subsidiaries are in the process of evaluating the impact of adopting SFAS 157. The potential impact of adoption is not yet determinable, but it could be material.

SFAS 158

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires a registrant that sponsors a defined benefit plan(s) to: (i) recognize the funded status of the plan(s) in its consolidated balance sheet using a measurement date that corresponds with its fiscal year end, and for a registrant's consolidated subsidiary, the date that is used to consolidate the subsidiary, (ii) recognize in other comprehensive income, net of tax, gains and losses and prior service costs and credits, that arise during the period but are not currently recognized as a component of net periodic benefit cost, (iii) amortize gains and losses, prior service costs and credits, and transition assets or obligations recorded in accumulated other comprehensive income to net periodic benefit cost, and (iv) provide additional disclosures of, among other things, items deferred in accumulated other comprehensive income. PPL and its subsidiaries will adopt the recognition provisions of SFAS 158 prospectively, as of December 31, 2006. PPL and its subsidiaries must adopt the measurement date provisions no later than December 31, 2008; however, management is considering early adoption.

If the recognition provisions of SFAS 158 had been effective December 31, 2005, the increases (decreases) to the Balance Sheets, net of tax, would have been as follows:

	Assets	Liabilities	Equity
PPL	$132	$424	$(292)
PPL Energy Supply	63	250	(187)
PPL Electric	41	99	(58)

As a result of changes in actuarial assumptions and asset returns, the actual impact of adopting SFAS 158 could vary significantly from the impact disclosed above. At this time, however, PPL and its subsidiaries do not expect that the adoption of SFAS 158 will result in an inability to comply with financial covenants under their debt agreements.

(PPL and PPL Electric)

As a result of SFAS 158, PPL is in the process of evaluating the impact of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," on amounts that would be charged to equity in accordance with SFAS 158 related to its regulated utility subsidiaries.

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. In PPL's 2005 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background." Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2005 Form 10-K for an overview of PPL's strategy and the risks and the challenges that it faces in its business. See "Forward-Looking Information," Note 11 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2005 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL's 2005 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings. "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings. This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2006, with the same periods in 2005.

Earnings

Net income and the related EPS were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$226	$197	$687	$493
EPS - basic	$0.59	$0.52	$1.81	$1.30
EPS - diluted	$0.58	$0.51	$1.78	$1.29

The changes in net income from period to period were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

The period-to-period changes in significant earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

The Statements of Income reflect the results of past operations and are not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Segment Results

Net income by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Supply	$120	$112	$337	$238
International Delivery	59	36	219	152
Pennsylvania Delivery	47	49	131	103
Total	$226	$197	$687	$493

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006 and 2005 reflect the reclassification of the Griffith plant revenues and expenses from certain income statement line items to "Loss (Income) from Discontinued Operations." The Supply segment results in 2005 also reflect the reclassification of the Sundance plant revenues and expenses from certain income statement line items to "Loss (Income) from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Energy revenues
External	$483	$374	$1,258	$971
Intersegment	445	415	1,286	1,194
Energy-related businesses	125	154	426	424
Total operating revenues	1,053	943	2,970	2,589
Fuel and energy purchases
External	467	339	1,171	906
Intersegment	41	41	121	113
Other operation and maintenance	172	186	513	545
Depreciation	40	37	116	109
Taxes, other than income	10	10	29	32
Energy-related businesses	153	162	442	465
Total operating expenses	883	775	2,392	2,170
Other Income - net	3	(3)	4	(2)
Interest Expense	31	32	87	89
Income Taxes	22	23	137	38
Minority Interest			1	1
Loss (Income) from Discontinued Operations		(2)	20	51
Total	$120	$112	$337	$238

The after-tax change in net income was due to the following factors, including discontinued operations.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$17	$56
Northwestern U.S. non-trading margins	(6)	14
Southwestern U.S. non-trading margins	(4)	(3)
Net energy trading margins	(3)	(5)
Operation and maintenance expenses	(8)	(24)
Earnings from synfuel projects	(17)	(29)
Interest expense	3	4
Energy-related businesses	2	4
Taxes, other than income	1	3
Other	4	10
Unusual items	19	69
	$8	$99

The following after-tax items, which management considers unusual, had a significant impact on Supply segment earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Sale of Sundance plant (Note 8)				$(47)
Sale of interest in the Griffith plant (Note 8)			$(17)
Reduction in Enron reserve (Note 2)			11
Off-site remediation of ash basin leak (Note 11)		$(19)	6	(19)
Settlement of NorthWestern litigation				(6)
Impairment of synfuel-related assets (Note 11)			(6)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)				(3)
Total		$(19)	$(6)	$(75)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses for the three months ended September 30, 2006, compared with the same period in 2005, were primarily due to the timing of outages at the Susquehanna nuclear station and other generating stations. Higher operation and maintenance expenses for the nine months ended September 30, 2006, compared with the same period in 2005, were primarily due to increased outage and non-outage expenses at the Susquehanna station, two forced outages at the Brunner Island plant and the timing of other planned outages.

•
The decline in earnings contribution from synfuel projects for the three months ended September 30, 2006, compared with the same period in 2005, resulted primarily from unrealized losses on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007, partially offset by lower operating losses due to lower production levels. The decline for the nine months ended September 30, 2006, compared with the same period in 2005, was primarily due to the anticipated phase-out of synthetic fuel tax credits starting in 2006 and lower production levels.

In June 2006, based upon observed and forecasted higher crude oil prices and projected cash flows, PPL fully impaired its synfuel-related assets. This adjustment decreased earnings by $6 million after tax (or $0.01 per share).

•
In May 2005, a subsidiary of PPL Energy Supply completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona to Arizona Public Service Company for $190 million in cash. The subsidiary recorded a loss on the sale of $47 million after tax (or $0.12 per share).

•
In June 2006, a subsidiary of PPL Energy Supply completed the sale of its 50% ownership interest in the 600 MW Griffith power plant located in Kingman, Arizona, for $115 million in cash. The subsidiary recorded a loss on the sale of $24 million after tax (or $0.07 per share). Another subsidiary of PPL Energy Supply recorded the acceleration of net unrealized gains on derivatives associated with the plant of $7 million after tax (or $0.02 per share).

•
In the third quarter of 2005, PPL recognized a charge of $22 million after tax (or $0.06 per share) in connection with the on-site and off-site costs related to the Martins Creek ash basin leak remediation. An additional charge of $9 million after tax (or $0.02 per share) was recorded in the fourth quarter of 2005. In 2006, PPL reduced its estimate of the costs for the Martins Creek ash basin leak remediation. This adjustment increased earnings by $6 million after tax (or $0.01 per share). Most of the reduction was related to an insurance claim settlement. PPL cannot predict the final costs to be incurred as a result of this matter.

•	In the first and second quarters of 2006, PPL decreased its reserve on claims related to the Enron bankruptcy. These adjustments increased earnings by $11 million after tax (or $0.03 per share).

•
In the first quarter of 2005, PPL recognized a charge of $6 million after tax (or $0.02 per share) for a loss contingency related to the litigation with NorthWestern. In September 2005, PPL and NorthWestern reached a final agreement to settle this litigation.

Outlook

PPL is projecting higher energy margins for its Supply segment in 2006 compared with 2005. This increase is primarily driven by an 8.4% increase in PLR sale prices as well as higher prices for wholesale electricity sales and higher hydroelectric generation output in the eastern and western U.S. These benefits are expected to be partially offset by increased fuel and fuel transportation expenses, higher operation and maintenance expenses and reduced earnings from synfuel projects. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for a discussion of the tax credits that PPL has earned in connection with its synfuel projects and the impact of higher oil prices on future tax credits.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Utility revenues	$301	$264	$934	$841
Energy-related businesses	19	19	64	56
Total operating revenues	320	283	998	897
Energy purchases	86	69	250	197
Other operation and maintenance	70	56	204	180
Depreciation	36	41	118	117
Taxes, other than income	15	15	42	44
Energy-related businesses	8	7	27	20
Total operating expenses	215	188	641	558
Other Income - net	10	3	35	10
Interest Expense	54	50	153	152
Income Taxes	(2)	11	13	41
Minority Interest	4	1	7	4
Total	$59	$36	$219	$152

The after-tax change in net income was due to the following factors.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended
U.K.
Delivery margins	$3	$30
Operating expenses	(6)	(20)
Income taxes		22
Impact of changes in foreign currency exchange rates	2	(9)
Impairment of investment in U.K. real estate (Note 8)		(6)
Gain on transfer of equity investment (Note 8)	5	5
Hyder liquidation distribution (Note 8)	3	27
Other		3
Latin America
Delivery margins	4	7
Operation and maintenance expenses	4	2
Income taxes	9	9
Impact of changes in foreign currency exchange rates	1	3
Other	(3)	1
U.S. income taxes	1	(9)
Other		1
Unusual item - collection of receivable from Enron		1
	$23	$67

•
The U.K.'s earnings were positively impacted by higher margins, primarily due to price increases and 1% higher sales volumes for the nine months ended September 30, 2006, compared with the same period in 2005.

•
In 2006, WPD has credited income for $27 million after tax for distributions received from the planned ongoing liquidation of Hyder's non-electricity delivery businesses. PPL does not expect income from the sale or liquidation of Hyder's non-electricity delivery businesses to continue at the same level in 2007 as occurred in 2006.

•
Higher operating expenses in the U.K. for the nine months ended September 30, 2006, compared with the same period in 2005, were attributable to higher depreciation, partially due to a reduction in meter lives in 2005, and higher pension costs at WPD.

•
Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by 4% during the three months ended September 30, 2006, and decreased them by 4% during the nine months ended September 30, 2006, compared with the same periods in 2005.

•
Lower U.K. income taxes in 2006, compared with the same period in 2005, were primarily due to the transfer of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate. See Note 5 to the Financial Statements for additional information.

•
Latin America earnings were positively impacted in both periods, primarily due to higher margins due to a 7% increase in sales volumes and accounting adjustments related to Chilean deferred taxes and depreciation for prior periods. See Note 3 to the Financial Statements for additional information on the accounting adjustments.

Outlook

PPL projects that the International Delivery segment will have higher earnings in 2006 compared with 2005, reflecting the same factors that affected this segment's earnings in the first nine months of 2006.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Pennsylvania Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues
External	$824	$809	$2,493	$2,393
Intersegment	41	41	121	113
Total operating revenues	865	850	2,614	2,506
Fuel and energy purchases
External	67	76	270	285
Intersegment	445	415	1,286	1,194
Other operation and maintenance	93	89	302	305
Amortization of recoverable transition costs	75	71	210	199
Depreciation	31	30	92	89
Taxes, other than income	49	48	143	138
Energy-related business		1		1
Total operating expenses	760	730	2,303	2,211
Other Income - net	8	5	24	15
Interest Expense	40	45	125	146
Income Taxes	21	30	69	59
Dividends on Preferred Securities	5	1	10	2
Total	$47	$49	$131	$103

The after-tax change in net income was due to the following factors.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(2)	$(4)
Operation and maintenance expenses	(17)	(15)
Interest expense	(2)	(3)
Other	5	7
Unusual items	14	43
	$(2)	$28

The following after-tax items, which management considers unusual, had a significant impact on the Pennsylvania Delivery segment earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reversal of cost recovery - Hurricane Isabel (Note 2)	$(7)		$(7)
Realization of benefits related to Black Lung Trust assets (Note 10)	21		21
PJM billing dispute (Note 11)				$(27)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)				(2)
Total	$14		$14	$(29)

•
As a result of a court's decision, in the third quarter of 2006, PPL Electric recognized an after-tax charge of $7 million (or $0.02 per share) for the reversal of a regulatory asset that was previously recorded to defer restoration costs associated with Hurricane Isabel in September 2003 and record a liability for amounts already billed to customers.

•
In the third quarter of 2006, PPL Electric recognized an after-tax credit of $21 million (or $0.05 per share) in connection with the realization of benefits related to the ability to use excess Black Lung Trust assets to make future benefit payments for retired mine workers' medical costs.

•
PPL Electric recognized an after-tax charge of $27 million (or $0.07 per share) in the first quarter of 2005 for a loss contingency related to the PJM billing dispute. PPL cannot be certain of the outcome or impact of this matter.

•
Higher operation and maintenance expenses in both periods were primarily due to higher tree trimming costs, a union contract ratification bonus and storm costs. The three months ended September, 30, 2005, includes the deferral of the January 2005 ice storm costs as discussed below.

In January 2005, severe ice storms hit PPL Electric's service territory. The total cost of restoring service to 238,000 customers, excluding capitalized costs and regular payroll expenses, was $16 million.

In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of the ice storm costs, subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million of its previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case.

Outlook

PPL projects that the Pennsylvania Delivery segment will have lower delivery earnings in 2006 compared with 2005 due to favorable weather in 2005. In addition, operation and maintenance expenses are expected to be higher in 2006, based on the factors noted above.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Utility	$57	$193
Unregulated retail electric	(2)	(5)
Wholesale energy marketing	110	299
Net energy trading margins	(4)	(7)
Other revenue adjustments (a)	(20)	(94)
Total revenues	141	386
Fuel	(21)	23
Energy purchases	157	280
Other cost adjustments (a)	(1)	(34)
Total cost of sales	135	269
Domestic gross energy margins	$6	$117

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins. This includes revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric and PPL Gas Utilities and an accrual for the loss contingency related to the PJM billing dispute in 2005 (see Note 11 to the Financial Statements for additional information). Also adjusted to include the margins of the Griffith and Sundance plants prior to their sales in June 2006 and May 2005, which are included in "Loss (Income) from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's hedging (non-trading) activities, as well as trading activities. PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Additionally, beginning in 2006, PPL further segregates non-trading activities into two categories: non-trading hedge activity and non-trading economic activity. Non-trading economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended
Non-trading
Eastern U.S.	$28	$96
Northwestern U.S.	(10)	24
Southwestern U.S.	(7)	(6)
Net energy trading	(5)	3
Domestic gross energy margins	$6	$117

Eastern U.S.

Eastern U.S. non-trading margins were higher in the three and nine months ended September 30, 2006, compared with the same periods in 2005, primarily because of an 8.4% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Also contributing to the increase in third quarter margins were higher net wholesale prices. Partially offsetting these improvements was lower coal generation of 8%. Also contributing to the increase in year-to-date margins were higher net wholesale prices, partially offset by lower nuclear generation of 3% as well as higher coal prices, which were up 16%.

Additionally, non-trading margins included an unrealized loss of $21 million and $25 million for the three and nine months ended September 30, 2006, primarily due to commodity price movements on forward energy contracts used to economically hedge wholesale marketing activities. These forward contracts were not in place in 2005.

Northwestern U.S.

Northwestern U.S. non-trading margins were lower in the third quarter of 2006, compared with the same period in 2005, primarily due to lower hydroelectric and coal generation output. Hydroelectric generation output decreased 11%, while coal generation decreased 7%. Also contributing to the lower margins were higher wholesale power purchases.

Northwestern U.S. non-trading margins were higher for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to higher wholesale revenue prices. Also contributing was an 11% increase in hydroelectric generation output. Partially offsetting these improvements were higher coal prices, which were up 18%.

Southwestern U.S.

Southwestern U.S. non-trading margins were lower for the three and nine months ended September 30, 2006, compared with the same periods in 2005, due to the sale of the Griffith plant in June 2006. See Note 8 to the Financial Statements for additional information.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil.

Net energy trading margins decreased by $5 million in the third quarter of 2006, compared with the same period in 2005. This decrease was primarily due to unrealized losses associated with gas trading activity.

Net energy trading margins increased by $3 million for the nine months ended September 30, 2006, compared with the same period in 2005. This increase was primarily due to unrealized gains associated with gas trading activity.

The amount of energy trading margins from unrealized transactions was a $3 million loss in the third quarter of 2006, compared with a $2 million gain in the same period in 2005. The amount of energy trading margins from unrealized transactions was a $9 million gain for the nine months ended September 30, 2006, compared with a $2 million gain in the same period in 2005.

The physical volumes for electricity and gas associated with energy trading for the three months ended September 30, 2006, were 1,730 GWh and 5.1 Bcf, compared with 1,457 GWh and 2.2 Bcf in the same period last year. The physical volumes for electricity and gas associated with energy trading for the nine months ended September 30, 2006, were 5,509 GWh and 14.5 Bcf, compared with 3,722 GWh and 9.7 Bcf in the same period last year.

Utility Revenues

The increases in utility revenues were attributable to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended
Domestic:
Retail electric revenue (PPL Electric)
PLR electric generation supply	$33	$100
Electric delivery	(14)	(28)
Gas revenue (PPL Gas Utilities)	2	27
Other	(1)	1
International:
Retail electric delivery (PPL Global)
U.K.	5	42
Chile	12	33
El Salvador	8	15
Bolivia	1	4
Foreign currency exchange rates	11	(1)
	$57	$193

The increases in utility revenues, excluding foreign currency exchange rate impacts, for both periods were primarily due to:

•
higher PLR revenues attributable to an increase of 8.4% in prices and an increase in commercial and industrial sales volumes, due in part to the return of customers previously served by alternate suppliers, offset by a decrease in residential sales volumes, due in part to milder weather in 2006 compared with 2005;

•	a decrease in domestic electric delivery revenues resulting primarily from the impact of milder weather on residential sales in 2006 compared with 2005;
•	higher gas revenues primarily due to the increase in natural gas prices, which are passed through to customers;
•
higher average prices overall and an increase of 1% in sales volumes in the U.K. for the nine months ended September 30, 2006, compared with the same period in 2005, partially offset by a 2% decrease in sales volumes for the three months ended September 30, 2006, compared with the same period in 2005;

•	increases of 7% in Chilean electric delivery sales volumes and higher average prices overall; and
•	increases of 8% in electric delivery sales volumes in El Salvador and higher average prices overall.

Energy-related Businesses

Energy-related businesses contributed $20 million less to operating income for the three months ended September 30, 2006, compared with the same period in 2005. The decrease was primarily attributable to $24 million of lower pre-tax contributions from synfuel projects. This reflects:

•	a $36 million net unrealized loss on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007; partially offset by
•	$12 million of lower operating losses due to lower production levels.

Energy-related businesses contributed $27 million more to operating income for the nine months ended September 30, 2006, compared with the same period in 2005. The increase was primarily attributable to:

•
$18 million of higher pre-tax contributions from synfuel projects. This reflects a $6 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007 and $22 million of lower operating losses due to lower production levels, partially offset by an impairment charge of $10 million on the synfuel-related assets; and

•
a $7 million increase from PPL Telcom due to an increase in transport-related sales, as well as reduced spending on a product line. (The increase in net energy-related business income for PPL Telcom is before depreciation, interest expense and income taxes.)

See Note 11 to the Financial Statements for an overall assessment of synthetic fuel tax credits and a further discussion of the impairment of these facilities.

Other Operation and Maintenance

For the three months and nine months ended September 30, 2006, PPL's other operation and maintenance expense was reduced by a $36 million one-time credit in connection with the realization of benefits related to the ability to use excess Black Lung Trust assets to make future benefit payments for retired mine workers' medical costs. See Note 10 for additional information.

Excluding this one-time credit, the increases in other operation and maintenance expenses were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Reduction in Enron reserve (Note 2)		$(19)
Costs associated with severe ice storms in January 2005		(16)
Subsequent deferral of a portion of 2005 ice storm costs	$12	12
Martins Creek ash basin remediation adjustment (Note 11)	(33)	(22)
Reversal of cost recovery - Hurricane Isabel (Note 2)	11	11
NorthWestern litigation accrual in March 2005		(9)
Susquehanna plant refueling and inspection costs	4	16
Union contract ratification bonus	7	7
Increase in domestic and international pension and postretirement costs	11	21
Outage costs at Martins Creek and Brunner Island plants	3	11
PUC reportable storm costs in 2006	3	10
Tree trimming costs	2	4
Increase in international operation and maintenance expenses	7	13
Accelerated amortization of stock-based compensation in 2005 (Note 9)		(18)
Other	13	4
	$40	$25

Depreciation

The changes in depreciation expense were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Additions to PP&E	$4	$19
Reduction of useful lives of certain distribution assets		3
Changes in foreign currency exchange rates	2	(2)
Extension of useful lives of certain generation assets		(2)
Chilean depreciation accounting adjustment (Note 3)	(7)	(7)
	$(1)	$11

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Financing Costs

The changes in financing costs, which include "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary" were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Increase in interest expense due to hedging activities	$5	$22
Dividends on 6.25% Series Preference Stock	4	8
Increase in capitalized interest	(5)	(10)
Interest accrued in 2005 for PJM billing dispute (Note 11)		(8)
Increase (decrease) in long-term debt interest expense	8	(6)
Write-off in 2005 of financing costs associated with PPL Energy Supply's 2.625% Convertible Senior Notes due to the market trigger price being met	(6)	(6)
Decrease in amortization of debt	(4)	(5)
Decrease in short-term debt interest expense	(1)	(4)
Change in foreign currency exchange rates	1	(3)
Other		(2)
	$2	$(14)

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Higher (lower) pre-tax book income	$(1)	$80
Reduction in tax benefits related to nonconventional fuel tax credits	2	42
Decrease in tax expense on foreign earnings	(8)	(8)
Chilean deferred tax accounting adjustment (Note 3)	(9)	(9)
Transfer of WPD tax items in 2006 (Note 5)		(20)
Decrease in tax expense related to tax reserves	(7)	(7)
Other		3
	$(23)	$81

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2006, PPL recorded a $24 million loss on the sale of its ownership interest in the Griffith plant, which is net of a tax benefit of $16 million. The "Loss (Income) from Discontinued Operations" also includes the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax.

In the second quarter of 2005, PPL reported a $47 million loss, which is net of a tax benefit of $26 million, in connection with the sale of its Sundance power plant.

See "Discontinued Operations" in Note 8 to the Financial Statements for information on these sales, along with information regarding operating income (losses) recorded in 2006 and 2005 for the Griffith plant prior to the sale and for operating losses recorded in 2005 prior to the Sundance sale.

Financial Condition

Liquidity and Capital Resources

At September 30, 2006, PPL had $923 million of cash, cash equivalents and short-term investments and $43 million of short-term debt. At December 31, 2005, PPL had $618 million of cash, cash equivalents and short-term investments and $214 million of short-term debt. The $305 million increase in PPL's cash, cash equivalents and short-term investments position was primarily the net result of:

•	$1.3 billion of cash provided by operating activities;
•	the issuance of $800 million of long-term debt;
•	$245 million of net proceeds from the issuance of preference stock; and
•	$115 million of proceeds from the sale of PPL's interest in the Griffith plant; offset by
•	$859 million of capital expenditures (including $103 million to purchase equipment previously leased);
•	the retirement of $757 million of long-term debt;
•	a net decrease in short-term debt of $172 million (excluding the impact of foreign currency translation adjustments);
•	the payment of $304 million of common stock dividends; and
•	$26 million of net purchases of emission allowances.

Leases

In September 2006, PPL's subsidiaries terminated the master lease agreements under which they leased equipment, such as vehicles, computers and office equipment. In addition, PPL and its subsidiaries purchased the equipment from the lessors at a negotiated price. Accordingly, these master lease agreements are no longer available as a source of financing. In connection with the purchase, "Property, Plant and Equipment" on the Balance Sheet increased by $107 million. As of September 30, 2006, $103 million had been paid, and the remaining $4 million payable is expected to be settled during the fourth quarter of 2006.

The "Contractual Obligations" section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2005 Form 10-K included $98 million in obligations related to these leases.

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first, second and third quarters of 2006. Therefore, holders of the Convertible Senior Notes were entitled to convert their notes at any time during the second and third quarters of 2006 and are also entitled to convert their notes any time during the fourth quarter of 2006. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.

During the nine months ended September 30, 2006, Convertible Senior Notes in an aggregate principal amount of $39 million were presented for conversion. The total conversion premium related to these conversions was $11 million, which was settled with 348,465 shares of PPL common stock along with an insignificant amount of cash in lieu of fractional shares. After such conversions, PPL Energy Supply has approximately $361 million of Convertible Senior Notes that can be presented for conversion in the fourth quarter of 2006. PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund any future conversions.

Preference Stock

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. PPL Electric used the net proceeds of $245 million from the offering to repurchase $200 million of its common stock held by PPL, and for other general corporate purposes. PPL used the $200 million received from PPL Electric to fund capital expenditures and for general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to its preferred stock, and they have no voting rights, except as provided by law.

Dividends on the Preference Shares will be paid when, as and if declared by the Board of Directors at a fixed annual rate of 6.25%, or $1.5625 per depositary share per year, and are not cumulative. PPL Electric may not pay dividends on, or redeem, purchase or make a liquidation payment with respect to any of its common stock, except in certain circumstances, unless full dividends on the Preference Shares have been paid for the then-current dividend period.

The Preference Shares do not have a stated maturity, and are not subject to sinking fund requirements. However, PPL Electric may, at its option, redeem the Preference Shares in whole or in part from time to time for $100 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, on or after April 6, 2011. It is PPL Electric's intention to redeem or repurchase the Preference Shares only from the proceeds of the sale of certain qualifying securities having equity characteristics similar to or greater than the applicable equity characteristics of the Preference Shares. PPL Electric may decide to affirm this intention in the future by making an enforceable covenant in favor of holders of a specific series of its outstanding long-term debt securities.

Credit Facilities

In March 2006, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement, under which it can cause the bank to issue up to $200 million of letters of credit, to March 2007. In June 2006, PPL Energy Supply entered into a $1.9 billion Amended and Restated Five-Year Credit Agreement, which expires in June 2011. This credit agreement amended, restated and combined into one credit facility the following three five-year credit facilities of PPL Energy Supply: the $800 million facility expiring in June 2010, the $600 million facility expiring in June 2010 and the $500 million facility expiring in December 2010.

WPD (South West)'s £100 million 364-day credit facility expired in October 2006 and is expected to be renewed in November 2006.

In June 2006, PPL Electric amended and restated the credit agreement for its $200 million five-year credit facility and extended the expiration date to June 2011. PPL Electric's $100 million three-year credit facility expired in June 2006 and was not renewed. In July 2006, PPL Electric extended the expiration date of the credit agreement related to its participation in an asset-backed commercial paper program to July 2007.

Debt Financings

PPL Energy Supply issued $300 million of 6.20% Senior Notes due 2016 (6.20% Notes) in May 2006 and issued an additional $150 million of the 6.20% Notes in July 2006. The 6.20% Notes may be redeemed at any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices. In July 2006, PPL Energy Supply also issued $250 million of 7% Senior Notes due 2046 (7% Notes). The 7% Notes are not subject to redemption prior to July 15, 2011. On or after July 15, 2011, PPL Energy Supply may, at its option, redeem the 7% Notes, in whole or in part, at par. Proceeds from the sale of both the 6.20% Notes and 7% Notes were used for capital expenditures, including expenditures relating to PPL Energy Supply's installation of pollution control equipment at two of its coal-fired power plants in Pennsylvania, and for general corporate purposes.

In July 2006, Emel issued 3 million UF (inflation-indexed Chilean Pesos) denominated bonds in two series ($101 million at then-current exchange rates). The first series consists of 1 million UF denominated bonds that mature in 2011, are callable at par on or after June 1, 2009, and bear interest at 3.75%. The second series consists of 2 million UF denominated bonds with serial maturities from 2021 through 2027, which are callable on or after June 1, 2014, at a specified calculated value on the call date and bear interest at 4.50%. The proceeds were used to pay Emel's 3 million UF denominated bond maturity in August 2006.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the credit-worthiness associated with an issuer and particular securities that it issues. The credit ratings of PPL and its subsidiaries are based on information provided by PPL and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by these agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

Moody's

In March 2006, Moody's took the following actions related to the credit ratings of PPL and its subsidiaries:

•	PPL - assigned a Baa2 issuer rating;
•	PPL Capital Funding - upgraded the ratings of its senior unsecured debt and Medium Term Notes to Baa2 from Baa3 and subordinated debt to Baa3 from Ba1; and
•	PPL Electric - upgraded the issuer rating to Baa1 from Baa2 and upgraded the ratings of its First Mortgage Bonds and Senior Secured Bonds to A3 from Baa1 and preferred stock to Baa3 from Ba1.

In March 2006, Moody's also reviewed the credit ratings of PPL Energy Supply and concluded that its ratings remain unchanged.

S&P

In connection with PPL Electric's issuance of Preference Shares in April 2006, S&P affirmed all of PPL Electric's credit ratings.

Fitch

In February 2006, Fitch's Europe, Middle East and Africa group implemented issuer default ratings (IDRs) based on its new IDR methodology. This implementation led to Fitch's assignment of the following IDRs and Fitch's revision of its ratings on the following securities currently outstanding at WPD and its affiliates:

•	WPDH Limited IDR of BBB- and senior unsecured rating to BBB from BBB-;
•	WPD LLP IDR of BBB, senior unsecured rating to BBB+ from BBB and preferred stock rating to BBB from BBB-; and
•	WPD (South Wales) and WPD (South West) IDR of BBB+ and senior unsecured debt rating to A- from BBB+.

Fitch's outlook for WPD and its affiliates remains stable.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections as of September 30, 2006, for the years 2006 through 2010.

	Projected
	2006	2007	2008	2009	2010
Construction expenditures (a)
Generating facilities	$296	$241	$186	$296	$295
Transmission and distribution facilities	551	550	533	575	639
Environmental	340	582	378	125	75
Other	98	86	48	41	41
Total Construction Expenditures	1,285	1,459	1,145	1,037	1,050
Nuclear fuel	79	92	97	97	99
Total Capital Expenditures	$1,364	$1,551	$1,242	$1,134	$1,149

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $162 million for the 2006-2010 period.

PPL's capital expenditure projections for the years 2006-2010 total $6.4 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The above schedule has been revised from that which was presented in PPL's 2005 Form 10-K, primarily to reflect the installation costs of cooling towers at the Brunner Island plant, the expansion of the Holtwood hydroelectric plant and the purchase of equipment previously leased under master lease agreements. See Notes 11, 8 and 2 to the Financial Statements for additional information.

PPL plans to fund all of its capital expenditures in 2006 with cash on hand, cash from operations and the issuance of debt securities.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2005 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2012. PPL segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for special hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, financial transmission rights, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. The fair value of these non-trading economic contracts as of September 30, 2006, including net premiums on related options, was $10 million. The following chart sets forth PPL's net fair value of the non-trading contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Fair value of contracts outstanding at the beginning of the period	$(99)	$(129)	$(284)	$(11)
Contracts realized or otherwise settled during the period	(1)	(8)	11	(31)
Fair value of new contracts at inception	(27)	9	(27)	22
Other changes in fair values	20	(147)	193	(255)
Fair value of contracts outstanding at the end of the period	$(107)	$(275)	$(107)	$(275)

Beginning in January 2006, PPL implemented a program to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL is installing at the Brunner Island and Montour generating plants. These contracts, which qualify for cash flow hedge treatment, were designated as hedges in March 2006 and their fair values are included in the table above.

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at September 30, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(3)	$2	$4	$1	$4
Prices provided by other external sources	(39)	(174)	(6)	3	(216)
Prices based on models and other valuation methods	43	62			105
Fair value of contracts outstanding at the end of the period	$1	$(110)	$(2)	$4	$(107)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX. The NYMEX has currently quoted prices through 2011.

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

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. This category reflects the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following, bundled energy prices delivered at specific, illiquid delivery points. The transaction prices associated with the contracts did not equal the wholesale bilateral market prices at inception (Day 1). However, EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs. Therefore, PPL recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

As of September 30, 2006, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its non-trading portfolio by $332 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2006 gross margins by $5 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2006 gross margins by $45 million.

The data in the above tables includes the activity for PPL's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statements of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2009. The following chart sets forth PPL's net fair value of trading contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Fair value of contracts outstanding at the beginning of the period	$19	$11	$5	$10
Contracts realized or otherwise settled during the period	20	(10)	2	(17)
Fair value of new contracts at inception	(16)	(2)	(13)	2
Other changes in fair values	6	11	35	15
Fair value of contracts outstanding at the end of the period	$29	$10	$29	$10

PPL will reverse $18 million of the $29 million unrealized trading gains over the next three months of 2006 as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at September 30, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(1)	$(1)	$1		$(1)
Prices provided by other external sources	12	4			16
Prices based on models and other valuation methods	4	10			14
Fair value of contracts outstanding at the end of the period	$15	$13	$1		$29

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of September 30, 2006, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its trading portfolio by $25 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations, which increases their interest expense risk. PPL utilizes various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2006, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $8 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At September 30, 2006, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $237 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At September 30, 2006, the market value of these instruments, representing the amount PPL would receive upon their termination, was $24 million. At September 30, 2006, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $44 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At September 30, 2006, PPL estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $18 million.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

To protect 2006 expected income in Chilean pesos, PPL entered into an average rate forward for 8 billion Chilean pesos. The settlement date of this forward is November 2006. At September 30, 2006, the market value of this position, representing the amount PPL would receive upon its termination, was insignificant. PPL estimated that its potential additional exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was insignificant at September 30, 2006.

To protect 2006 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options for £88 million. These forwards and options terminate in November 2006. At September 30, 2006, the market value of these positions, representing the amount PPL would pay upon their termination, was $1 million. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $1 million at September 30, 2006.

WPDH Limited holds a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at September 30, 2006, being the amount PPL would pay to terminate it, including accrued interest, was $260 million. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $146 million at September 30, 2006.

On the Statements of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in "Accumulated other comprehensive loss" on the Balance Sheets until the investment is sold or substantially liquidated.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2006, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2006, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $34 million reduction in the fair value of the trust assets. See Note 21 in PPL's 2005 Form 10-K for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

At this time, PPL expects that the current high level and the volatility of crude oil prices will reduce the amount of synthetic fuel tax credits that PPL receives through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for more information regarding the phase-out of the tax credits and shutdown of synfuel projects.

PPL implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL has options to mitigate some of the reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions at September 30, 2006, was a gain of $33 million. A loss of $24 million was recorded during the three months ended September 30, 2006, and a gain of $23 million was recorded during the nine months ended September 30, 2006. This compares to gains of $17 million and $22 million recorded during the same periods in 2005. These amounts are reflected in "Energy-related businesses" revenues on the Statements of Income.

As of September 30, 2006, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $21 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

For additional information on related party transactions, see Note 12 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements. Any such transactions may impact future financial results. See Note 8 to the Financial Statements for information regarding recent transactions.

PPL is currently planning incremental capacity increases of 395 MW at several existing domestic generating facilities. Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation. See Note 11 for additional information, as well as information regarding the shut down of two 150 MW generating units at PPL Martins Creek.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 11 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2005 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." PPL and its subsidiaries will adopt the recognition provisions of SFAS 158 prospectively, as of December 31, 2006. See Note 18 to the Financial Statements for a more detailed discussion of this new accounting standard.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. In PPL Energy Supply's 2005 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background." Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's reportable segments are Supply and International Delivery. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2005 Form 10-K for an overview of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business. See "Forward-Looking Information," Note 11 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2005 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL Energy Supply's 2005 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings. "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings. This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and nine months ended September 30, 2006, with the same periods in 2005.

Earnings

Net income was as follows.

Three Months Ended September 30,		Nine Months Ended September 30,
2006	2005	2006	2005

$182	$159	$570	$418

The changes in net income from period to period were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

The period-to-period changes in significant earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

The Statements of Income reflect the results of past operations and are not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Segment Results

Net income by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Supply	$123	$123	$351	$266
International Delivery	59	36	219	152
Total	$182	$159	$570	$418

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006 and 2005 reflect the reclassification of the Griffith plant revenues and expenses from certain income statement line items to "Loss (Income) from Discontinued Operations." The Supply segment results in 2005 also reflect the reclassification of the Sundance plant revenues and expenses from certain income statement line items to "Loss (Income) from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Energy revenues	$929	$795	$2,544	$2,165
Energy-related businesses	123	145	407	403
Total operating revenues	1,052	940	2,951	2,568
Fuel and energy purchases	508	383	1,291	1,016
Other operation and maintenance	184	198	549	576
Depreciation	37	35	106	103
Taxes, other than income	10	10	29	31
Energy-related businesses	152	155	426	443
Total operating expenses	891	781	2,401	2,169
Other Income - net	14	6	34	18
Interest Expense	25	24	59	65
Income Taxes	27	20	153	34
Minority Interest			1	1
Loss (Income) from Discontinued Operations		(2)	20	51
Total	$123	$123	$351	$266

The after-tax change in net income was due to the following factors, including discontinued operations.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended		Nine Months Ended
Eastern U.S. non-trading margins		$17	$56
Northwestern U.S. non-trading margins		(6)	14
Southwestern U.S. non-trading margins		(4)	(3)
Net energy trading margins		(3)	(5)
Operation and maintenance expenses		(7)	(24)
Interest expense		(1)	3
Earnings from synfuel projects		(17)	(29)
Other		2	4
Unusual items		19	69
	$		$85

The following after-tax items, which management considers unusual, had a significant impact on Supply segment earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sale of Sundance plant (Note 8)				$(47)
Sale of interest in the Griffith plant (Note 8)			$(17)
Reduction in Enron reserve (Note 2)			11
Off-site remediation of ash basin leak (Note 11)		$(19)	6	(19)
Settlement of NorthWestern litigation				(6)
Impairment of synfuel-related assets (Note 11)			(6)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)				(3)
Total		$(19)	$(6)	$(75)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses for the three months ended September 30, 2006, compared with the same period in 2005, were primarily due to the timing of outages at the Susquehanna nuclear station and other generating stations. Higher operation and maintenance expenses for the nine months ended September 30, 2006, compared with the same period in 2005, were primarily due to increased outage and non-outage expenses at the Susquehanna station, two forced outages at the Brunner Island plant and the timing of other planned outages.

•
The decline in earnings contribution from synfuel projects for the three months ended September 30, 2006, compared with the same period in 2005, resulted primarily from unrealized losses on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007, partially offset by lower operating losses due to lower production levels. The decline for the nine months ended September 30, 2006, compared with the same period in 2005, was primarily due to the anticipated phase-out of synthetic fuel tax credits starting in 2006 and lower production levels.

In June 2006, based upon observed and forecasted higher crude oil prices and projected cash flows, PPL Energy Supply fully impaired its synfuel-related assets. This adjustment decreased earnings by $6 million after tax.

•
In May 2005, a subsidiary of PPL Energy Supply completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona to Arizona Public Service Company for $190 million in cash. The subsidiary recorded a loss on the sale of $47 million after tax.

•
In June 2006, a subsidiary of PPL Energy Supply completed the sale of its 50% ownership interest in the 600 MW Griffith power plant located in Kingman, Arizona, for $115 million in cash. The subsidiary recorded a loss on the sale of $24 million after tax. Another subsidiary of PPL Energy Supply recorded the acceleration of net unrealized gains on derivatives associated with the plant of $7 million after tax.

•
In the third quarter of 2005, PPL Energy Supply recognized a charge of $22 million after tax in connection with the on-site and off-site costs related to the Martins Creek ash basin leak remediation. An additional charge of $9 million after tax was recorded in the fourth quarter of 2005. In 2006, PPL Energy Supply reduced its estimate of the costs for the Martins Creek ash basin leak remediation. This adjustment increased earnings by $6 million after tax. Most of the reduction was related to an insurance claim settlement. PPL Energy Supply cannot predict the final costs to be incurred as a result of this matter.

•	In the first and second quarters of 2006, PPL Energy Supply decreased its reserve on claims related to the Enron bankruptcy. These adjustments increased earnings by $11 million after tax.

•
In the first quarter of 2005, PPL Energy Supply recognized a charge of $6 million after tax for a loss contingency related to the litigation with NorthWestern. In September 2005, PPL Energy Supply and NorthWestern reached a final agreement to settle this litigation.

Outlook

PPL Energy Supply is projecting higher energy margins for its Supply segment in 2006 compared with 2005. This increase is primarily driven by an 8.4% increase in PLR sale prices as well as higher prices for wholesale electricity sales and higher hydroelectric generation output in the eastern and western U.S. These benefits are expected to be partially offset by increased fuel and fuel transportation expenses, higher operation and maintenance expenses and reduced earnings from synfuel projects. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for a discussion of the tax credits that PPL Energy Supply has earned in connection with its synfuel projects and the impact of higher oil prices on future tax credits.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Utility revenues	$301	$264	$934	$841
Energy-related businesses	19	19	64	56
Total operating revenues	320	283	998	897
Energy purchases	86	69	250	197
Other operation and maintenance	70	56	204	180
Depreciation	36	41	118	117
Taxes, other than income	15	15	42	44
Energy-related businesses	8	7	27	20
Total operating expenses	215	188	641	558
Other Income - net	10	3	35	10
Interest Expense	54	50	153	152
Income Taxes	(2)	11	13	41
Minority Interest	4	1	7	4
Total	$59	$36	$219	$152

The after-tax change in net income was due to the following factors.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended
U.K.
Delivery margins	$3	$30
Operating expenses	(6)	(20)
Income taxes		22
Impact of changes in foreign currency exchange rates	2	(9)
Impairment of investment in U.K. real estate (Note 8)		(6)
Gain on transfer of equity investment (Note 8)	5	5
Hyder liquidation distribution (Note 8)	3	27
Other		3
Latin America
Delivery margins	4	7
Operation and maintenance expenses	4	2
Income taxes	9	9
Impact of changes in foreign currency exchange rates	1	3
Other	(3)	1
U.S. income taxes	1	(9)
Other		1
Unusual item - collection of receivable from Enron		1
	$23	$67

•
The U.K.'s earnings were positively impacted by higher margins, primarily due to price increases and 1% higher sales volumes for the nine months ended September 30, 2006, compared with the same period in 2005.

•
In 2006, WPD has credited income for $27 million after tax for distributions received from the planned ongoing liquidation of Hyder's non-electricity delivery businesses. PPL Energy Supply does not expect income from the sale or liquidation of Hyder's non-electricity delivery businesses to continue at the same level in 2007 as occurred in 2006.

•
Higher operating expenses in the U.K. for the nine months ended September 30, 2006, compared with the same period in 2005, were attributable to higher depreciation, partially due to a reduction in meter lives in 2005, and higher pension costs at WPD.

•
Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by 4% during the three months ended September 30, 2006, and decreased them by 4% during the nine months ended September 30, 2006, compared with the same periods in 2005.

•
Lower U.K. income taxes in 2006, compared with the same period in 2005, were primarily due to the transfer of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate. See Note 5 to the Financial Statements for additional information.

•
Latin America earnings were positively impacted in both periods, primarily due to higher margins due to a 7% increase in sales volumes and accounting adjustments related to Chilean deferred taxes and depreciation for prior periods. See Note 3 to the Financial Statements for additional information on the accounting adjustments.

Outlook

PPL Energy Supply projects that the International Delivery segment will have higher earnings in 2006 compared with 2005, reflecting the same factors that affected this segment's earnings in the first nine months of 2006.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Wholesale energy marketing	$110	$299
Wholesale energy marketing to affiliate	30	92
Unregulated retail electric	(2)	(5)
Net energy trading margins	(4)	(7)
Other revenue adjustments (a)	7	7
Total revenues	141	386
Fuel	(23)	(5)
Energy purchases	165	325
Energy purchases from affiliate		8
Other cost adjustments (a)	(7)	(59)
Total cost of sales	135	269
Domestic gross energy margins	$6	$117

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins. This includes revenues and energy costs related to the international operations of PPL Global. Also adjusted to include the margins of the Griffith and Sundance plants prior to their sales in June 2006 and May 2005, which are included in "Loss (Income) from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's hedging (non-trading) activities, as well as trading activities. PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Additionally, beginning in 2006, PPL Energy Supply further segregates non-trading activities into two categories: non-trading hedge activity and non-trading economic activity. Non-trading economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended
Non-trading
Eastern U.S.	$28	$96
Northwestern U.S.	(10)	24
Southwestern U.S.	(7)	(6)
Net energy trading	(5)	3
Domestic gross energy margins	$6	$117

Eastern U.S.

Eastern U.S. non-trading margins were higher in the three and nine months ended September 30, 2006, compared with the same periods in 2005, primarily because of an 8.4% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Also contributing to the increase in third quarter margins were higher net wholesale prices. Partially offsetting these improvements was lower coal generation of 8%. Also contributing to the increase in year-to-date margins were higher net wholesale prices, partially offset by lower nuclear generation of 3% as well as higher coal prices, which were up 16%.

Additionally, non-trading margins included an unrealized loss of $21 million and $25 million for the three and nine months ended September 30, 2006, primarily due to commodity price movements on forward energy contracts used to economically hedge wholesale marketing activities. These forward contracts were not in place in 2005.

Northwestern U.S.

Northwestern U.S. non-trading margins were lower in the third quarter of 2006, compared with the same period in 2005, primarily due to lower hydroelectric and coal generation output. Hydroelectric generation output decreased 11%, while coal generation decreased 7%. Also contributing to the lower margins were higher wholesale power purchases.

Northwestern U.S. non-trading margins were higher for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to higher wholesale revenue prices. Also contributing was an 11% increase in hydroelectric generation output. Partially offsetting these improvements were higher coal prices, which were up 18%.

Southwestern U.S.

Southwestern U.S. non-trading margins were lower for the three and nine months ended September 30, 2006, compared with the same periods in 2005, due to the sale of the Griffith plant in June 2006. See Note 8 to the Financial Statements for additional information.

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

Net energy trading margins decreased by $5 million in the third quarter of 2006, compared with the same period in 2005. This decrease was primarily due to unrealized losses associated with gas trading activity.

Net energy trading margins increased by $3 million for the nine months ended September 30, 2006, compared with the same period in 2005. This increase was primarily due to unrealized gains associated with gas trading activity.

The amount of energy trading margins from unrealized transactions was a $3 million loss in the third quarter of 2006, compared with a $2 million gain in the same period in 2005. The amount of energy trading margins from unrealized transactions was a $9 million gain for the nine months ended September 30, 2006, compared with a $2 million gain in the same period in 2005.

The physical volumes for electricity and gas associated with energy trading for the three months ended September 30, 2006, were 1,730 GWh and 5.1 Bcf, compared with 1,457 GWh and 2.2 Bcf in the same period last year. The physical volumes for electricity and gas associated with energy trading for the nine months ended September 30, 2006, were 5,509 GWh and 14.5 Bcf, compared with 3,722 GWh and 9.7 Bcf in the same period last year.

Utility Revenues

The increases in utility revenues were attributable to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended
International:
Retail electric delivery (PPL Global)
U.K.	$5	$42
Chile	12	33
El Salvador	8	15
Bolivia	1	4
Foreign currency exchange rates	11	(1)
	$37	$93

The increases in utility revenues, excluding foreign currency exchange rates impacts, for both periods were primarily due to:

•
higher average prices overall and an increase of 1% in sales volumes in the U.K. for the nine months ended September 30, 2006, compared with the same period in 2005, partially offset by a 2% decrease in sales volumes for the three months ended September 30, 2006, compared with the same period in 2005;

•	increases of 7% in Chilean electric delivery sales volumes and higher average prices overall; and
•	increases of 8% in electric delivery sales volumes in El Salvador and higher average prices overall.

Energy-related Businesses

Energy-related businesses contributed $20 million less to operating income for the three months ended September 30, 2006, compared with the same period in 2005. The decrease was primarily attributable to $24 million of lower pre-tax contributions from synfuel projects. This reflects:

•	a $36 million net unrealized loss on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007; partially offset by
•	$12 million of lower operating losses due to lower production levels.

Energy-related businesses contributed $22 million more to operating income for the nine months ended September 30, 2006, compared with the same period in 2005. The increase was primarily attributable to $18 million of higher pre-tax contributions from synfuel projects. This reflects:

•	a $6 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007; and
•	$22 million of lower operating losses due to lower production levels; partially offset by
•	an impairment charge of $10 million on the synfuel-related assets.

See Note 11 to the Financial Statements for an overall assessment of synthetic fuel tax credits and a further discussion of the impairment of these facilities.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended		Nine Months Ended

Martins Creek ash basin remediation adjustment (Note 11)		$(33)	$(22)
Reduction in Enron reserve (Note 2)			(19)
Accelerated amortization of stock-based compensation in 2005 (Note 9)			(13)
NorthWestern litigation accrual in March 2005			(9)
Stock-based compensation (Note 9)			(5)
Susquehanna plant refueling and inspection costs		4	16
Outage costs at Martins Creek and Brunner Island plants		3	11
Change in allocation of corporate service costs (Note 12)		5	12
Increase in domestic and international pension and postretirement costs		7	13
Increase in international operation and maintenance expenses		7	13
Union contract ratification bonus		2	2
Change in foreign currency exchange rates		2
Other		3	(2)
	$		$(3)

Depreciation

The changes in depreciation expense were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Additions to PP&E	$1	$10
Reduction of useful lives of certain distribution assets		3
Changes in foreign currency exchange rates	2	(2)
Extension of useful lives of certain generation assets		(2)
Chilean depreciation accounting adjustment (Note 3)	(7)	(7)
Other	1	2
	$(3)	$4

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Interest Expense

The changes in interest expense, which includes "Interest Expense with Affiliates," were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Increase in long-term debt interest expense	$17	$28
Decrease in interest expense with affiliates	(2)	(9)
Increase in capitalized interest	(5)	(10)
Write-off in 2005 of financing costs associated with PPL Energy Supply's 2.625% Convertible Notes due to the market trigger price being met	(6)	(6)
Change in foreign currency exchange rates	1	(3)
Decrease in short-term debt interest expense	(1)	(4)
Other	1	(1)
	$5	$(5)

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Higher pre-tax book income	$10	$85
Reduction in tax benefits related to nonconventional fuel tax credits	2	42
Decrease in tax expense on foreign earnings	(8)	(8)
Chilean deferred tax accounting adjustment (Note 3)	(9)	(9)
Transfer of WPD tax items in 2006 (Note 5)		(20)
Other	(1)	1
	$(6)	$91

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2006, PPL Energy Supply recorded a $24 million loss on the sale of its ownership interest in the Griffith plant, which is net of a tax benefit of $16 million. The "Loss (Income) from Discontinued Operations" also includes the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax.

In the second quarter of 2005, PPL Energy Supply reported a $47 million loss, which is net of a tax benefit of $26 million, in connection with the sale of its Sundance power plant.

See "Discontinued Operations" in Note 8 to the Financial Statements for information on these sales, along with information regarding operating income (losses) recorded in 2006 and 2005 for the Griffith plant prior to the sale and for operating losses recorded in 2005 prior to the Sundance sale.

Financial Condition

Liquidity and Capital Resources

At September 30, 2006, PPL Energy Supply had $589 million of cash, cash equivalents and short-term investments and $1 million of short-term debt. At December 31, 2005, PPL Energy Supply had $260 million of cash, cash equivalents and short-term investments and $180 million of short-term debt (including a note payable to an affiliate). The $329 million increase in PPL Energy Supply's cash, cash equivalents and short-term investments position was primarily the net result of:

•	$897 million of cash provided by operating activities;
•	the issuance of $800 million of long-term debt;
•	contributions from Member of $116 million; and
•	$115 million of proceeds from the sale of PPL Energy Supply's interest in the Griffith plant; offset by
•	$584 million of capital expenditures (including $6 million to purchase equipment previously leased);
•	distributions to Member of $651 million;
•	the retirement of $144 million of long-term debt;
•	a net decrease in short-term debt (including a note payable to an affiliate) of $180 million (excluding the impact of foreign currency translation adjustments); and
•	$26 million of net purchases of emission allowances.

Leases

In September 2006, PPL's subsidiaries terminated the master lease agreements under which they leased equipment, such as vehicles, computers and office equipment. In addition, PPL and its subsidiaries purchased the equipment from the lessors at a negotiated price. Accordingly, these master lease agreements are no longer available as a source of financing. Prior to the buyout, PPL Energy Supply had been directly charged or allocated a portion of the lease expense related to the equipment it utilized. In connection with the buyout, ownership of the purchased equipment was reviewed and attributed to PPL subsidiaries based on usage of the equipment. As a result, PPL Energy Supply increased "Property, Plant and Equipment" on the Balance Sheet by $27 million for its portion of the purchased equipment. As of September 30, 2006, PPL Energy Supply had paid $6 million and the remaining $21 million in payables are expected to be settled during the fourth quarter of 2006.

The "Contractual Obligations" section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2005 Form 10-K included $42 million in obligations related to these leases.

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first, second and third quarters of 2006. Therefore, holders of the Convertible Senior Notes were entitled to convert their notes at any time during the second and third quarters of 2006 and are also entitled to convert their notes any time during the fourth quarter of 2006. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.

During the nine months ended September 30, 2006, Convertible Senior Notes in an aggregate principal amount of $39 million were presented for conversion. The total conversion premium related to these conversions was $11 million, which was settled with 348,465 shares of PPL common stock along with an insignificant amount of cash in lieu of fractional shares. After such conversions, PPL Energy Supply has approximately $361 million of Convertible Senior Notes that can be presented for conversion in the fourth quarter of 2006. PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund any future conversions.

Credit Facilities

In March 2006, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement, under which it can cause the bank to issue up to $200 million of letters of credit, to March 2007. In June 2006, PPL Energy Supply entered into a $1.9 billion Amended and Restated Five-Year Credit Agreement, which expires in June 2011. This credit agreement amended, restated and combined into one credit facility the following three five-year credit facilities of PPL Energy Supply: the $800 million facility expiring in June 2010, the $600 million facility expiring in June 2010 and the $500 million facility expiring in December 2010.

WPD (South West)'s £100 million 364-day credit facility expired in October 2006 and is expected to be renewed in November 2006.

Debt Financings

PPL Energy Supply issued $300 million of 6.20% Senior Notes due 2016 (6.20% Notes) in May 2006 and issued an additional $150 million of the 6.20% Notes in July 2006. The 6.20% Notes may be redeemed at any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices. In July 2006, PPL Energy Supply also issued $250 million of 7% Senior Notes due 2046 (7% Notes). The 7% Notes are not subject to redemption prior to July 15, 2011. On or after July 15, 2011, PPL Energy Supply may, at its option, redeem the 7% Notes, in whole or in part, at par. Proceeds from the sale of both the 6.20% Notes and 7% Notes were used for capital expenditures, including expenditures relating to PPL Energy Supply's installation of pollution control equipment at two of its coal-fired power plants in Pennsylvania, and for general corporate purposes.

In July 2006, Emel issued 3 million UF (inflation-indexed Chilean Pesos) denominated bonds in two series ($101 million at then-current exchange rates). The first series consists of 1 million UF denominated bonds that mature in 2011, are callable at par on or after June 1, 2009, and bear interest at 3.75%. The second series consists of 2 million UF denominated bonds with serial maturities from 2021 through 2027, which are callable on or after June 1, 2014, at a specified calculated value on the call date and bear interest at 4.50%. The proceeds were used to pay Emel's 3 million UF denominated bond maturity in August 2006.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Energy Supply and its subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the credit-worthiness associated with an issuer and particular securities that it issues. The credit ratings of PPL Energy Supply and its subsidiaries are based on information provided by PPL Energy Supply and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries. Such ratings may be subject to revisions or withdrawal by these agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

In March 2006, Moody's reviewed the credit ratings of PPL Energy Supply and concluded that its ratings remain unchanged.

In February 2006, Fitch's Europe, Middle East and Africa group implemented issuer default ratings (IDRs) based on its new IDR methodology. This implementation led to Fitch's assignment of the following IDRs and Fitch's revision of its ratings on the following securities currently outstanding at WPD and its affiliates:

•	WPDH Limited IDR of BBB- and senior unsecured rating to BBB from BBB-;
•	WPD LLP IDR of BBB, senior unsecured rating to BBB+ from BBB and preferred stock rating to BBB from BBB-; and
•	WPD (South Wales) and WPD (South West) IDR of BBB+ and senior unsecured debt rating to A- from BBB+.

Fitch's outlook for WPD and its affiliates remains stable.

Capital Expenditures

The schedule below shows PPL Energy Supply's capital expenditure projections as of September 30, 2006, for the years 2006 through 2010.

	Projected
	2006	2007	2008	2009	2010
Construction expenditures (a)
Generating facilities	$296	$241	$186	$296	$295
Transmission and distribution facilities	289	289	290	298	310
Environmental	340	582	378	125	75
Other	43	50	13	10	8
Total Construction Expenditures	968	1,162	867	729	688
Nuclear fuel	79	92	97	97	99
Total Capital Expenditures	$1,047	$1,254	$964	$826	$787

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $147 million for the 2006-2010 period.

PPL Energy Supply's capital expenditure projections for the years 2006-2010 total $4.9 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The above schedule has been revised from that which was presented in PPL Energy Supply's 2005 Form 10-K, primarily to reflect the installation costs of cooling towers at the Brunner Island plant, the expansion of the Holtwood hydroelectric plant and the purchase of equipment previously leased under master lease agreements. See Notes 11, 8 and 2 to the Financial Statements for additional information.

PPL Energy Supply plans to fund all of its capital expenditures in 2006 with cash on hand, cash from operations and the issuance of debt securities.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2005 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2012. PPL Energy Supply segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for special hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, financial transmission rights, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. The fair value of these non-trading economic contracts as of September 30, 2006, including net premiums on related options, was $10 million. The following chart sets forth PPL Energy Supply's net fair value of the non-trading contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Fair value of contracts outstanding at the beginning of the period	$(95)	$(127)	$(278)	$(9)
Contracts realized or otherwise settled during the period	(5)	(9)		(33)
Fair value of new contracts at inception	(27)	9	(27)	22
Other changes in fair values	21	(145)	199	(252)
Fair value of contracts outstanding at the end of the period	$(106)	$(272)	$(106)	$(272)

Beginning in January 2006, PPL Energy Supply implemented a program to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL Energy Supply is installing at the Brunner Island and Montour generating plants. These contracts, which qualify for cash flow hedge treatment, were designated as hedges in March 2006 and their fair values are included in the table above.

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at September 30, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(3)	$2	$4	$1	$4
Prices provided by other external sources	(38)	(174)	(6)	3	(215)
Prices based on models and other valuation methods	43	62			105
Fair value of contracts outstanding at the end of the period	$2	$(110)	$(2)	$4	$(106)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX. The NYMEX has currently quoted prices through 2011.

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

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. This category reflects the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following, bundled energy prices delivered at specific, illiquid delivery points. The transaction prices associated with the contracts did not equal the wholesale bilateral market prices at inception (Day 1). However, EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs. Therefore, PPL Energy Supply recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

As of September 30, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its non-trading portfolio by $332 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2006 gross margins by $5 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2006 gross margins by $45 million.

The data in the above tables includes the activity for PPL Energy Supply's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL Energy Supply also executes energy contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statements of Income as "Net energy trading margins."

PPL Energy Supply's trading contracts mature at various times through 2009. The following chart sets forth PPL Energy Supply's net fair value of trading contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Fair value of contracts outstanding at the beginning of the period	$19	$11	$5	$9
Contracts realized or otherwise settled during the period	20	(10)	2	(16)
Fair value of new contracts at inception	(16)	(2)	(13)	2
Other changes in fair values	6	11	35	15
Fair value of contracts outstanding at the end of the period	$29	$10	$29	$10

PPL Energy Supply will reverse $18 million of the $29 million unrealized trading gains over the next three months of 2006 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at September 30, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(1)	$(1)	$1		$(1)
Prices provided by other external sources	12	4			16
Prices based on models and other valuation methods	4	10			14
Fair value of contracts outstanding at the end of the period	$15	$13	$1		$29

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of September 30, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its trading portfolio by $25 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which increases their interest expense risk. Both PPL and PPL Energy Supply manage interest rate risk for PPL Energy Supply by using various financial derivative products to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2006, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $2 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At September 30, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $194 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At September 30, 2006, the market value of these instruments, representing the amount PPL Energy Supply would receive upon their termination, was $30 million. At September 30, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $29 million.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At September 30, 2006, PPL Energy Supply estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $1 million.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America. In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk of expected earnings.

To protect 2006 expected income in Chilean pesos, PPL Energy Supply entered into an average rate forward for 8 billion Chilean pesos. The settlement date of this forward is November 2006. At September 30, 2006, the market value of this position, representing the amount PPL Energy Supply would receive upon its termination, was insignificant. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was insignificant at September 30, 2006.

To protect 2006 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options for £88 million. In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL. These forwards and options terminate in November 2006. At September 30, 2006, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was $1 million. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $1 million at September 30, 2006.

WPDH Limited holds a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at September 30, 2006, being the amount PPL Energy Supply would pay to terminate it, including accrued interest, was $260 million. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $146 million at September 30, 2006.

On the Statements of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss, a component of "Member's Equity" on the Balance Sheets, until the investment is sold or substantially liquidated.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2006, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2006, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $34 million reduction in the fair value of the trust assets. See Note 21 in PPL Energy Supply's 2005 Form 10-K for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

At this time, PPL Energy Supply expects that the current high level and the volatility of crude oil prices will reduce the amount of synthetic fuel tax credits that PPL Energy Supply receives through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for more information regarding the phase-out of the tax credits and shutdown of synfuel projects.

PPL Energy Supply implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL Energy Supply has options to mitigate some of the reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions at September 30, 2006, was a gain of $33 million. A loss of $24 million was recorded during the three months ended September 30, 2006, and a gain of $23 million was recorded during the nine months ended September 30, 2006. This compares to gains of $17 million and $22 million recorded during the same periods in 2005. These amounts are reflected in "Energy-related businesses" revenues on the Statements of Income.

As of September 30, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $21 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 12 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements. Any such transactions may impact future financial results. See Note 8 to the Financial Statements for information regarding recent transactions.

PPL Energy Supply is currently planning incremental capacity increases of 395 MW at several existing domestic generating facilities. Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation. See Note 11 for additional information, as well as information regarding the shut down of two 150 MW generating units at PPL Martins Creek.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 11 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2005 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." PPL Energy Supply and its subsidiaries will adopt the recognition provisions of SFAS 158 prospectively, as of December 31, 2006. See Note 18 to the Financial Statements for a more detailed discussion of this new accounting standard.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, PA. In PPL Electric's 2005 Form 10-K, a description of its business is found in "Item 1. Business - Background" and an overview of its strategy and the risks and the challenges that it faces in its business are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." See "Forward-Looking Information," Note 11 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2005 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL Electric's 2005 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on PPL Electric's Statements of Income, compares the three and nine months ended September 30, 2006, with the same periods in 2005.

The Statements of Income reflect the results of past operations and are not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Earnings

Income available to PPL was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2006	2005	2006	2005

$50	$52	$131	$103

The after-tax change in income available to PPL was due to the following factors.

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(2)	$(4)
Operation and maintenance expenses	(18)	(15)
Other	4	4
Unusual items	14	43
	$(2)	$28

The following after-tax items, which management considers unusual, had a significant impact on earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reversal of cost recovery - Hurricane Isabel (Note 2)	$(7)		$(7)
Realization of benefits related to Black Lung Trust assets (Note 10)	21		21
PJM billing dispute (Note 11)				$(27)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)				(2)
Total	$14		$14	$(29)

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's period-to-period earnings were affected by a number of factors, including:

•
As a result of a court's decision, in the third quarter of 2006, PPL Electric recognized an after-tax charge of $7 million for the reversal of a regulatory asset that was previously recorded to defer restoration costs associated with Hurricane Isabel in September 2003 and record a liability for amounts already billed to customers.

•
In the third quarter of 2006, PPL Electric recognized an after-tax credit of $21 million in connection with the realization of benefits related to the ability to use excess Black Lung Trust assets to make future benefit payments for retired mine workers' medical costs.

•
PPL Electric recognized an after-tax charge of $27 million in the first quarter of 2005 for a loss contingency related to the PJM billing dispute. PPL Electric cannot be certain of the outcome or impact of this matter.

•
Higher operation and maintenance expenses in both periods were primarily due to higher tree trimming costs, a union contract ratification bonus and storm costs. The three months ended September, 30, 2005, includes the deferral of the January 2005 ice storm costs as discussed below.

In January 2005, severe ice storms hit PPL Electric's service territory. The total cost of restoring service to 238,000 customers, excluding capitalized costs and regular payroll expenses, was $16 million.

In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of the ice storm costs, subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million of its previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case.

Outlook

PPL Electric projects lower delivery earnings in 2006 compared with 2005 due to favorable weather in 2005. In addition, operation and maintenance expenses are expected to be higher in 2006, based on the factors noted above.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended
PLR electric generation supply	$33	$100
Electric delivery	(14)	(28)
Other	(1)	1
	$18	$73

Higher PLR revenues for both periods resulted from an increase of 8.4% in prices and an increase in commercial and industrial sales volumes, due in part to the return of customers previously served by alternate suppliers, offset by a decrease in residential sales volumes, due in part to milder weather in 2006 compared to 2005.

The decreases in electric delivery revenues for both periods resulted primarily from the impact of milder weather on residential sales in 2006 compared with 2005.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. The increase of $8 million in wholesale revenue to affiliate for the nine months ended September 30, 2006, compared with the same period in 2005, was primarily due to an unplanned outage at a NUG facility during the second quarter of 2005. PPL Electric therefore had more electricity to sell to PPL EnergyPlus in 2006.

Energy Purchases

Energy purchases decreased by $10 million for the three months ended September 30, 2006, compared with the same period in 2005, primarily due to $6 million in lower ancillary service costs in connection with the power supply contracts with PPL EnergyPlus and a reduction of $3 million resulting from the elimination of a charge to load-serving entities, which minimized the impacts of integrating into the Midwest ISO and PJM markets.

Energy purchases decreased by $46 million for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to a $39 million pre-tax loss accrual for the PJM billing dispute recorded in the first quarter of 2005. Also, $9 million in lower ancillary costs and a reduction of $6 million resulting from the elimination of a charge to load-serving entities minimized the impacts of integrating into the Midwest ISO and PJM markets. These decreases were partially offset by a $7 million increase due to an unplanned NUG outage in the second quarter of 2005. See Note 11 to the Financial Statements for additional information regarding the loss accrual recorded for the PJM billing dispute.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $30 million and $92 million for the three and nine months ended September 30, 2006, compared with the same periods in 2005. The increases primarily reflect an 8.4% increase in prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load.

Other Operation and Maintenance

For the three months and nine months ended September 30, 2006, PPL Electric's other operation and maintenance expense was reduced by a $36 million one-time credit in connection with the realization of benefits related to the ability to use excess Black Lung Trust assets to make future benefit payments for retired mine workers' medical costs. See Note 10 for additional information.

Excluding this one-time credit, the increases in other operation and maintenance expenses were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended
Costs associated with severe ice storms in January 2005		$(16)
Subsequent deferral of a portion of 2005 ice storm costs	$12	12
Reversal of cost recovery - Hurricane Isabel (Note 2)	11	11
PUC reportable storm costs in 2006	3	10
Tree trimming costs	2	4
Union contract ratification bonus	3	3
Increase in pension and postretirement costs	2	3
Allocation of corporate service costs (Note 12)	5	3
Accelerated amortization of stock-based compensation (Note 9)		(5)
Other	2	9
	$40	$34

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Financing Costs

The changes in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended		Nine Months Ended

Dividends on 6.25% Series Preference Stock		$4	$8
Additional interest on PLR contract collateral		1	4
Decrease in long-term debt interest expense		(5)	(15)
Interest accrued in 2005 for PJM billing dispute (Note 11)			(8)
Other			(1)
	$		$(12)

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2006 vs. Sept. 30, 2005
	Three Months Ended	Nine Months Ended

Higher (lower) pre-tax book income	$(4)	$15
Decrease in tax expense related to tax reserves	(5)	(6)
	$(9)	$9

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

At September 30, 2006, PPL Electric had $155 million of cash, cash equivalents and short-term investments and $42 million of short-term debt. At December 31, 2005, PPL Electric had $323 million of cash, cash equivalents and short-term investments and $42 million of short-term debt. The $168 million decrease in PPL Electric's cash, cash equivalents and short-term investments position was primarily the net result of:

•	the retirement of $365 million of long-term debt;
•	$200 million of capital expenditures (including $50 million to purchase equipment previously leased);
•	the repurchase of $200 million of common stock from PPL; and
•	the payment of $84 million of common stock dividends to PPL; offset by
•	$360 million of cash provided by operating activities;
•	$245 million of net proceeds from the issuance of preference stock; and
•	a contribution of $75 million from PPL.

Leases

In September 2006, PPL's subsidiaries terminated the master lease agreements under which they leased equipment, such as vehicles, computers and office equipment. In addition, PPL and its subsidiaries purchased the equipment from the lessors at a negotiated price. Accordingly, these master lease agreements are no longer available as a source of financing. Prior to the buyout, PPL Electric had been directly charged or allocated a portion of the lease expense related to the equipment it utilized. In connection with the buyout, ownership of the purchased equipment was reviewed and attributed to PPL's subsidiaries based on usage of the equipment. In connection with the purchase, "Property, Plant and Equipment" on the Balance Sheet increased by $52 million. As of September 30, 2006, $50 million had been paid, and the remaining $2 million payable is expected to be settled during the fourth quarter of 2006.

The "Contractual Obligations" section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2005 Form 10-K included $54 million in obligations related to these leases.

Preference Stock

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. The net proceeds of $245 million from the offering were used to repurchase $200 million of PPL Electric's common stock held by PPL, and for other general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to its preferred stock, and they have no voting rights, except as provided by law.

Dividends on the Preference Shares will be paid when, as and if declared by the Board of Directors at a fixed annual rate of 6.25%, or $1.5625 per depositary share per year, and are not cumulative. PPL Electric may not pay dividends on, or redeem, purchase or make a liquidation payment with respect to any of its common stock, except in certain circumstances, unless full dividends on the Preference Shares have been paid for the then-current dividend period.

The Preference Shares do not have a stated maturity, and are not subject to sinking fund requirements. However, PPL Electric may, at its option, redeem the Preference Shares in whole or in part from time to time for $100 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, on or after April 6, 2011. It is PPL Electric's intention to redeem or repurchase the Preference Shares only from the proceeds of the sale of certain qualifying securities having equity characteristics similar to or greater than the applicable equity characteristics of the Preference Shares. PPL Electric may decide to affirm this intention in the future by making an enforceable covenant in favor of holders of a specific series of its outstanding long-term debt securities.

Credit Facilities

In June 2006, PPL Electric amended and restated the credit agreement for its $200 million five-year credit facility and extended the expiration date to June 2011. PPL Electric's $100 million three-year credit facility expired in June 2006 and was not renewed. In July 2006, PPL Electric extended the expiration date of the credit agreement related to its participation in an asset-backed commercial paper program to July 2007.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric and its subsidiary, PPL Transition Bond Company. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the credit-worthiness associated with an issuer and particular securities that it issues. PPL Electric's and PPL Transition Bond Company's credit ratings are based on information provided by PPL Electric and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric or PPL Transition Bond Company. Such ratings may be subject to revisions or withdrawal by these agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL Electric's or PPL Transition Bond Company's credit ratings could result in higher borrowing costs and reduced access to capital markets.

In March 2006, Moody's upgraded the issuer rating of PPL Electric to Baa1 from Baa2, upgraded the ratings of its First Mortgage Bonds and Senior Secured Bonds to A3 from Baa1 and upgraded the rating of its preferred stock to Baa3 from Ba1.

In connection with PPL Electric's issuance of Preference Shares in April 2006, S&P affirmed all of PPL Electric's credit ratings.

Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections as of September 30, 2006, for the years 2006 through 2010.

	Projected
	2006	2007	2008	2009	2010
Construction expenditures (a)
Transmission and distribution facilities	$252	$251	$230	$267	$319
Other	11	23	26	22	23
Total Capital Expenditures	$263	$274	$256	$289	$342

(a)	Construction expenditures include AFUDC, which is expected to be $15 million for the 2006-2010 period.

PPL Electric's capital expenditure projections for the years 2006-2010 total $1.4 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The above schedule has been revised from that which was presented in PPL Electric's 2005 Form 10-K, primarily to reflect the purchase of equipment previously leased under master lease agreements. See Note 2 to the Financial Statements for additional information.

PPL Electric plans to fund all of its capital expenditures in 2006 with cash on hand and cash from operations.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2005 Form 10-K.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009. See Note 12 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest expense risk. At September 30, 2006, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At September 30, 2006, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $39 million.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 12 to the Financial Statements.

Environmental Matters

See Note 11 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2005 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." PPL Electric will adopt the recognition provisions of SFAS 158 prospectively, as of December 31, 2006. See Note 18 to the Financial Statements for a more detailed discussion of this new accounting standard.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2006, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2005 Form 10-K; and

•	Note 11 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 1A. Risk Factors

There have been no material changes in PPL's, PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2005 Form 10-K.

Item 6. Exhibits

*[_]10(a)	-	Compensation arrangement changes regarding James H. Miller (PPL Corporation Form 8-K Report (File No. 1-11459) dated September 15, 2006)
10(b)	-
Fourth Amendment dated April 12, 2006, to Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time

*[_]10(c)	-
Compensation arrangement changes for Named Executive Officers of PPL Corporation and PPL Electric Utilities Corporation and non-employee Directors of PPL Corporation (PPL Corporation and PPL Electric Utilities Corporation Form 8-K Report (File Nos. 1-11459 and 1-905) dated November 1, 2006)

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
* - Previously filed
[_] - Filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2006, filed by the following officers for the following companies:
31(a)	-	James H. Miller for PPL Corporation
31(b)	-	John R. Biggar for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	John F. Sipics for PPL Electric Utilities Corporation
31(f)	-	Paul A. Farr for PPL Electric Utilities Corporation
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2006, furnished by the following officers for the following companies:
32(a)	-	James. H. Miller for PPL Corporation
32(b)	-	John R. Biggar for PPL Corporation
32(c)	-	James H. Miller for PPL Energy Supply, LLC
32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
32(e)	-	John F. Sipics for PPL Electric Utilities Corporation
32(f)	-	Paul A. Farr for PPL Electric Utilities Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: November 3, 2006	/s/ Matt Simmons
Matt Simmons
Vice President and Controller
(Principal Accounting Officer)