Form 10-K
period 2006-12-31
PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP; PPL CORP
filed 2007-02-28
CIK 1161976, 317187, 922224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York & Philadelphia Stock Exchanges

Senior Unsecured Notes of PPL Energy Supply, LLC
7.0% due 2046	New York Stock Exchange

Preferred Stock of PPL Electric Utilities Corporation
4-1/2% 4.40% Series	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

PPL Corporation	[ ]
PPL Energy Supply, LLC	[ X ]
PPL Electric Utilities Corporation	[ X ]

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

As of June 30, 2006, PPL Corporation had 380,813,336 shares of its $.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $12,300,270,753. As of January 31, 2007, PPL Corporation had 385,093,663 shares of its $.01 par value Common Stock outstanding.

As of January 31, 2007, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Energy Supply, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation and PPL Electric Utilities Corporation have incorporated herein by reference certain sections of PPL Corporation's 2007 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2007 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

This combined Form 10-K is separately filed by PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation. Information contained herein relating to PPL Energy Supply, LLC and PPL Electric Utilities Corporation is filed by PPL Corporation and separately by PPL Energy Supply, LLC and PPL Electric Utilities Corporation on their own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to the two PPL Corporation subsidiaries is also attributed to PPL Corporation.

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

Griffith - a 600 MW gas-fired station in Kingman, Arizona, that was jointly owned by an indirect subsidiary of PPL Generation and LS Power Group until the sale of PPL Generation's interest in June 2006.

Hyder - Hyder Limited, a subsidiary of WPDL that was the previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

Integra - Empresa de Ingenieria y Servicios Integrales Cochabamba S.A., a Bolivian construction and engineering services company in which PPL Global has a majority ownership interest.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL.

PPL Capital Funding Trust I - a Delaware statutory business trust created to issue the Preferred Security component of the PEPS Units. This trust was terminated in June 2004.

PPL Coal Supply - PPL Coal Supply, LLC, a limited liability company owned by PPL Coal Holdings Corporation (a subsidiary of PPL Generation) and Iris Energy LLC. PPL Coal Supply procures coal, which it sells to PPL Generation for power plants and to Iris Energy for synthetic fuel production.

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

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation that owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Maine - PPL Maine, LLC, a subsidiary of PPL Generation that owns generating operations in Maine.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL and PPL Energy Supply that delivers high bandwidth telecommunication services from Washington, D.C., to New York City and to six metropolitan areas in central and eastern Pennsylvania.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a subsidiary of PPL Electric that was formed to issue transition bonds under the Customer Choice Act.

SIUK Capital Trust I - a business trust created to issue preferred securities and whose common securities are held by WPD LLP.

SIUK Limited - a former intermediate holding company within the WPDH Limited group. In January 2003, SIUK Limited transferred its assets and liabilities to WPD LLP.

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

2001 Senior Secured Bond Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to The Bank of New York (as successor to JPMorgan Chase Bank), as trustee, as supplemented.

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

DIG - Derivatives Implementation Group.

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

ESOP - Employee Stock Ownership Plan.

EWG - exempt wholesale generator.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN - FASB Interpretation.

Fitch - Fitch, Inc.

FSP - FASB Staff Position.

FTR - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion. They entitle the holder to receive compensation or remit payment for certain congestion-related transmission charges that arise when the transmission grid is congested.

GAAP - generally accepted accounting principles.

GWh - gigawatt-hour, one million kilowatt-hours.

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

kVA - kilovolt-ampere.

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

NYMEX - New York Mercantile Exchange.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

OSM - Office of Surface Mining, a U.S. government agency.

PCB - polychlorinated biphenyl, an oil additive used in certain electrical equipment up to the late-1970s. It is now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units, or PEPSSM Units) - securities issued by PPL and PPL Capital Funding Trust I that consisted of a Preferred Security and a forward contract to purchase PPL common stock, which settled in May 2004.

PEPS Units, Series B (Premium Equity Participating Security Units, or PEPSSM Units, Series B) - securities issued by PPL and PPL Capital Funding that consisted of an undivided interest in a debt security issued by PPL Capital Funding and guaranteed by PPL, and a forward contract to purchase PPL common stock, which settled in May 2004.

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

PURTA - the Pennsylvania Public Utility Realty Tax Act.

RFC - ReliabilityFirst Corporation, the new regional reliability council that replaced the Mid-Atlantic Area Coordination Council.

RMC - Risk Management Committee.

RTO - Regional Transmission Organization.

SAB - Staff Accounting Bulletin.

Sarbanes-Oxley 404 - Section 404 of the Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting. It also requires an independent auditor to attest to and report on management's assessment and make its own assessment.

SCR - selective catalytic reduction, a pollution control process.

Scrubber - an air pollution control device that can remove particulates and/or gases (such as sulfur dioxide) from exhaust gases.

SEC - Securities and Exchange Commission, a U.S. government agency whose primary mission is to protect investors and maintain the integrity of the securities markets.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

S&P - Standard & Poor's Ratings Services.

SPE - special purpose entity.

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

UF - inflation-indexed Chilean peso-denominated unit.

VEBA - Voluntary Employee Benefit Association Trust, trust accounts for health and welfare plans for future benefit payments for employees, retirees or their beneficiaries.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	market prices for crude oil and the potential impact on synthetic fuel operations, synthetic fuel purchases from third parties and the phase-out of synthetic fuel tax credits;
•	weather conditions affecting generation production, customer energy usage and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by our counterparties under our energy or fuel contracts;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation and availability of existing generation facilities and operating costs;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures and emission allowances and other expenses;
•	significant delays in the planned installation of pollution control equipment at certain coal-fired generating units in Pennsylvania due to weather conditions, contractor performance or other reasons;
•	market prices of commodity inputs for ongoing capital expenditures;
•	collective labor bargaining negotiations;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of hurricanes or other severe weather on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the market prices of equity securities and the impact on pension costs and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation, headquartered in Allentown, PA, is an energy and utility holding company that was incorporated in 1994. Through its subsidiaries, PPL generates electricity from power plants in the northeastern and western U.S.; markets wholesale or retail energy primarily in the northeastern and western portions of the U.S.; delivers electricity to approximately 5.1 million customers in Pennsylvania, the U.K. and Latin America; and provides energy services for businesses in the mid-Atlantic and northeastern U.S. PPL's significant subsidiaries are shown below:

See Exhibit 99(a) in Item 15 for a listing of the current corporate organization. In addition to PPL Corporation, the other SEC registrants included in this filing are:

PPL Energy Supply, LLC, an indirect, wholly owned subsidiary of PPL formed in 2000, is an energy company engaged through its subsidiaries in the generation and marketing of power primarily in the northeastern and western power markets of the U.S. and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus and PPL Global. PPL Energy Supply owns or controls 11,556 MW of electric power generation capacity, and has current plans to implement capital projects at certain of its existing generation facilities in Pennsylvania and Montana that would provide 349 MW of additional generation capacity by 2011.

PPL Electric Utilities Corporation, incorporated in 1920, is a direct subsidiary of PPL and a regulated public utility. PPL Electric provides electricity delivery service in its service territory in Pennsylvania, and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act.

Segment Information

PPL is organized into segments consisting of Supply, Pennsylvania Delivery and International Delivery. PPL Energy Supply's segments consist of Supply and International Delivery. PPL Electric operates in a single business segment. See Note 2 to the Financial Statements for financial information about the segments and geographic financial data.

•	Supply Segment -

Owns and operates domestic power plants to generate electricity; markets this electricity and other power purchases to deregulated wholesale and retail markets; and acquires and develops domestic generation projects. Consists primarily of the activities of PPL Generation and PPL EnergyPlus.

PPL has generation assets that are focused on the eastern and western markets. The eastern generation assets are focused on the Northeast/Mid-Atlantic energy markets - including PJM, the New York ISO, ISO New England and the Mid-American Interconnection Network. PPL's western generating capacity is focused on the markets within the Western Electricity Coordinating Council.

PPL Generation

PPL Generation owned or controlled generating capacity of 11,556 MW at December 31, 2006. Through subsidiaries, PPL Generation owns and operates power plants in Pennsylvania, Montana, Illinois, Connecticut, New York and Maine. See "Power Supply" for a complete listing of PPL's generating capacity.

The Pennsylvania generation plants had a total capacity of 9,229 MW at December 31, 2006. These plants are fueled by uranium, coal, gas, oil and water. The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL's U.S. generation subsidiaries are EWGs, which sell electricity into the wholesale market. PPL's EWGs are subject to regulation by the FERC, which has authorized these EWGs to sell generation from their facilities at market-based prices.

PPL Susquehanna, a subsidiary of PPL Generation, owns a 90% undivided interest in each of the two nuclear-fueled generating units at its Susquehanna station; Allegheny Electric Cooperative, Inc. owns the remaining 10% undivided interest. PPL's 90% share of Susquehanna's capacity was 2,120 MW at December 31, 2006.

PPL Generation operates its Pennsylvania and Illinois power plants in conjunction with PJM. PPL Generation's Pennsylvania power plants, PPL Generation's Illinois 540 MW natural gas-fired generating station and PPL EnergyPlus are members of the RFC. Refer to "Pennsylvania Delivery Segment" for information regarding PJM's operations and functions and the RFC.

The Montana coal-fired and hydro-powered stations have a capacity of 1,289 MW. PPL Montana's power plants are parties to the Western Electricity Coordinating Council Agreement.

The Maine oil-fired and hydro-powered stations have a total capacity of 96 MW. The Maine generating assets are operated in conjunction with ISO New England and are parties to the Northeast Power Coordinating Council Agreement. See Note 9 for information on the possible sale of three hydroelectric dams.

The Connecticut natural gas-fired station has a total capacity of 243 MW and is operated in conjunction with ISO New England and is party to the Northeast Power Coordinating Council Agreement.

The New York natural gas-fired generating station and oil-fired generating station have a combined capacity of 159 MW. These generating stations are operated in connection with the New York ISO and are parties to the Northeast Power Coordinating Council Agreement.

PPL Generation has current plans to implement capital projects at certain of its generation facilities in Pennsylvania and Montana that would provide 349 MW of additional generation capacity by 2011. See "Item 2. Properties" for additional information regarding these capital projects.

In 2003, PPL reached an agreement with the New Jersey DEP and the Pennsylvania DEP that included the shutdown of the two 150 MW coal-fired generating units at the Martins Creek generating facility in September 2007. See "Environmental Matters - Domestic - Air" in Note 15 to the Financial Statements for more information regarding this agreement.

Refer to the "Power Supply" section for additional information regarding the various power plants operated by PPL Generation and to the "Fuel Supply" section for a discussion of fuel requirements and contractual arrangements for fuel.

PPL Generation's subsidiaries are subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. PPL Susquehanna is subject to the jurisdiction of the NRC in connection with the operation of the Susquehanna units. Certain of PPL Generation's other subsidiaries, including PPL Montana, are subject to the jurisdiction of the NRC in connection with the operation of their fossil plants with respect to certain level and density monitoring devices.

Certain operations of PPL Generation's subsidiaries are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

PPL EnergyPlus

PPL EnergyPlus markets or brokers the electricity produced by PPL Generation subsidiaries, along with purchased power, natural gas and oil, in competitive wholesale and deregulated retail markets in order to take advantage of opportunities in the competitive energy marketplace.

PPL EnergyPlus buys and sells energy at competitive prices. PPL EnergyPlus purchases electric capacity and energy at the wholesale level, and also sells electric capacity and energy at the wholesale level under FERC market-based tariffs. PPL EnergyPlus enters into these agreements to market available energy and capacity from PPL Generation's assets and to profit from market price fluctuations. PPL EnergyPlus actively manages its portfolios to maximize the value of PPL's generating assets and to limit exposure to price fluctuations. PPL EnergyPlus also purchases and sells energy forward and futures contracts as well as other commodity-based financial instruments in accordance with PPL's risk management policies, objectives and strategies.

PPL EnergyPlus has executed contracts to provide electricity to PPL Electric sufficient for it to meet its PLR obligation through 2009, at the predetermined capped rates PPL Electric is entitled to charge its customers during this period. This arrangement with PPL Electric accounted for 32% of PPL Energy Supply's operating revenues in 2006. See Note 16 to the Financial Statements for more information concerning these contracts.

PPL EnergyPlus currently is licensed to provide retail electric supply to customers in Delaware, Maine, Maryland, Massachusetts, Montana, New Jersey and Pennsylvania. In 2006, PPL EnergyPlus provided energy to industrial and commercial customers in Montana, New Jersey and Pennsylvania, but currently it is serving retail customers only in Montana.

PPL EnergyPlus also develops distributed generation plants on customer sites using technologies such as fuel cells, small turbines, microturbines and reciprocating engines. As of December 31, 2006, a subsidiary of PPL Energy Supply owned approximately 17 MW of installed capacity serving commercial and industrial customers.

PPL Synfuel Investments, LLC, a subsidiary of PPL EnergyPlus, indirectly owns, through its subsidiaries, two production facilities that manufacture synthetic fuel from coal or coal byproducts. PPL receives federal tax credits for these qualified manufactured solid synthetic fuel products. See Note 15 to the Financial Statements for additional information.

PPL Telcom, an indirect subsidiary of PPL EnergyPlus, has a fiber optic network and markets available capacity on PPL Electric's fiber optic cables in eastern and central Pennsylvania. Through acquisition and customer-driven demand, the fiber optic network has been extended beyond PPL Electric's service area to include portions of the mid-Atlantic states from northern Virginia to New York. The fiber optic services include point-to-point data transport, high-speed connections among multiple sites and access to national and global fiber networks. PPL Telcom markets its services to customers such as other telecommunications companies, internet service providers and large enterprises that need high-speed data connections between multiple locations. Additionally, PPL Telcom provides engineering, construction and site leasing services to wireless carriers.

•	Pennsylvania Delivery Segment -

Includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

PPL Electric

PPL Electric provides electricity delivery service to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania. The largest cities in this territory are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport.

In addition to providing electricity delivery service in its service territory in Pennsylvania, PPL Electric also provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act. As part of the PUC Final Order, PPL Electric agreed to provide this electricity supply at predetermined capped rates through 2009. PPL Electric has executed two contracts to purchase electricity from PPL EnergyPlus sufficient for PPL Electric to meet its PLR obligation through 2009, at the predetermined capped rates. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. In February 2007, the PUC issued proposed PLR regulations and a policy statement regarding interpretation and implementation of those regulations. The PUC is requesting public comment on both the regulations and policy statement.  Refer to "Power Supply" for additional information, as well as Notes 15 and 16 to the Financial Statements.

During 2006, about 95% of PPL Electric's operating revenues were derived from regulated electricity delivery and supply as a PLR. About 5% of 2006 operating revenues were from wholesale sales, primarily the sale to PPL EnergyPlus of power purchased from NUGs. During 2006, about 42% of electricity delivery and PLR revenues were from residential customers, 37% from commercial customers, 20% from industrial customers and 1% from other customer classes.

PPL Electric's transmission facilities are operated as part of PJM, which operates the electric transmission network and electric energy market in the mid-Atlantic and Midwest regions of the U.S. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. As of January 1, 2006, PPL Electric became a member of the RFC. The purpose of the RFC is to preserve and enhance electric service reliability and security for the interconnected electric systems within its territory and to be a regional entity under the framework of the North America Electric Reliability Council (NERC). The RFC's key functions are the development of regional standards for reliable planning and operation of the bulk electric system and non-discriminatory compliance monitoring and enforcement of both NERC and regional standards.

PJM serves as a FERC-approved RTO in order to accommodate greater competition and broader participation in the region. An RTO, like an ISO, is a designation provided by the FERC to a FERC-approved independent entity that operates the transmission system and typically administers a competitive power market. A primary purpose of the RTO/ISO is to separate the operation of, and access to, the transmission grid from PJM electric utilities' generation interests. PJM also administers regional markets for energy, capacity and ancillary services. Electric utilities continue to own the transmission assets, but the RTO/ISO directs the control and operation of the transmission facilities. PPL Electric fully recovers from retail customers the charges that it pays to PJM for transmission-related services. PJM imposes these charges pursuant to its FERC-approved Open Access Transmission Tariff.

PPL Electric is subject to regulation as a public utility by the PUC, and certain of its activities are subject to the jurisdiction of the FERC under the Federal Power Act.

PPL Electric also is subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to land use and other environmental matters. Certain operations of PPL Electric are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

In November 2004, Pennsylvania enacted the Alternative Energy Portfolio Standards legislation, which requires electric distribution companies, such as PPL Electric, and electric generation suppliers serving retail load to provide 18% of the electricity sold to retail customers in Pennsylvania from alternative sources within 15 years (by 2020). Under this new state legislation, alternative sources include hydro, wind, solar, waste coal, landfill methane and fuel cells. An electric distribution company will pay an alternative compliance payment of $45 for each MWh that it is short of its required alternative energy supply percentage. Since PPL Electric's PLR generation rates are capped through 2009 as described above and the legislation allows for a cost recovery exemption period, PPL Electric will not be subject to the requirements of this legislation until 2010. In that year, PPL Electric will have to supply about 9% of the total amount of electricity it delivers to its PLR customers from alternative energy sources. At this time, PPL Electric cannot predict the impact of this legislation on its future results of operations because the impact will depend on a number of factors that will not be known until 2010, including customer load requirements, PLR contract terms and available alternative energy sources in the market.

In February 2007, Pennsylvania Governor Rendell announced an Energy Independence Strategy (Strategy). The Strategy encourages development of energy conservation, energy management and alternative energy resources and proposes the creation of an $850 million Energy Independence Fund (Fund) to support these policy objectives through rebates, grants and loans to qualifying programs. The Fund would be raised with revenue bonds and financed through a non-bypassable charge on retail electric bills. The Strategy also contains three initiatives to address PLR issues. Retail customers could elect to phase-in over three years any rate increase approved by the PUC. Also, PLR providers would be required to obtain a "least cost portfolio" of supply by purchasing power in the spot market and through contracts of varying lengths and the provider would be required to procure energy conservation resources before acquiring additional power. In addition, PLR providers could enter into long-term contracts with large energy users and alternative energy developers. The Rendell Administration has released draft legislative language to implement the Strategy, which is currently under review by PPL. The announcement of this Strategy and the draft legislation is the first step in an expected long legislative process involving all of the affected stakeholders. Moreover, it is expected that the implementation details of the Strategy, including the issues of deferral of costs and recovery of interest for the customer rate phase-in program and the timing of PUC approval for PLR supply portfolios, will be delegated to the PUC. At this time, PPL cannot predict the final outcome of this legislative and regulatory process or its ultimate impact.

PPL Gas Utilities

PPL Gas Utilities was formed in 1946, and PPL acquired the company in 1998. PPL Gas Utilities operates a natural gas distribution and propane business in portions of various counties in Pennsylvania, as well as in a small area of Maryland and Delaware, providing natural gas and propane services to approximately 110,000 customers. PPL Gas Utilities provides its natural gas services in Pennsylvania subject to the regulatory jurisdiction of the PUC. PPL Gas Utilities also provides intrastate and interstate natural gas storage service from storage fields in Pennsylvania. The intrastate storage service is regulated by the PUC and the interstate storage service is regulated by the FERC. However, under a 1992 FERC Order, rates for interstate storage services are the rates set by the PUC for intrastate service. The propane delivery service is not subject to the regulatory jurisdiction of the PUC or the FERC.

•	International Delivery Segment -

Includes regulated electricity distribution companies in the U.K. and Latin America.

PPL Global provides electricity delivery service to approximately 3.7 million customers in the U.K. and Latin America.

In the U.K., WPD, through indirect wholly owned subsidiaries, operates two electric distribution companies that together serve approximately 2.6 million end-users.

PPL Global also has controlling interests in electric transmission and distribution companies serving customers in Chile, El Salvador and Bolivia. Emel, of which PPL Global owns 95.4%, serves approximately 575,000 customers through subsidiary distribution companies in northern Chile and just south of its headquarters in Santiago, Chile. DelSur, of which PPL Global owns 86.4%, is an electric distribution company headquartered in San Salvador, which serves approximately 290,000 customers in the central and southern regions of El Salvador, including a portion of the city of San Salvador. Elfec, of which PPL Global owns 92.1%, is the second largest electric distribution company in Bolivia, and serves approximately 281,000 customers in the Cochabamba region. In the recent past, Bolivia has experienced political and social unrest. At this time, PPL is unable to predict the potential effect on its Bolivian operations.

Seasonality

Demand for and market prices of electricity are affected by weather. As a result, PPL's overall operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or winter storms make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the nature and location of the facilities PPL owns and the terms of the contracts to purchase or sell electricity.

FINANCIAL CONDITION

See PPL's, PPL Energy Supply's and PPL Electric's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources" in PPL's, PPL Energy Supply's and PPL Electric's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning estimated capital expenditure requirements for the years 2007-2011. See Note 15 to the Financial Statements for additional information concerning expected capital expenditures for environmental matters.

COMPETITION

The unregulated businesses and markets in which PPL and its subsidiaries participate are highly competitive. The U.S. electric industry has experienced an increase in the level of competition in the energy markets due to federal and state deregulation initiatives. For instance, in 1992, the Energy Act amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In 1996, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. Certain other states in which PPL's subsidiaries operate have also adopted "customer choice" plans to allow customers to choose their electricity supplier. PPL and its subsidiaries believe that competition in deregulated energy markets will continue to be intense. In "Item 1A. Risk Factors," see "We face intense competition in our energy supply business, which may adversely affect our ability to operate profitably," and "If the present trend towards competitive markets is reversed, discontinued or delayed, our business prospects and financial condition could be materially adversely affected" for more information concerning the risks PPL faces with respect to competition in the deregulated energy markets.

Pursuant to PPL Electric's authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area. Accordingly, PPL Electric does not face competition in its distribution business. Although the majority of PPL Global's international electricity transmission and distribution companies operate in non-exclusive concession areas in their respective countries, these companies currently face little or no competition with respect to residential customers. See "Franchises and Licenses" for more information.

POWER SUPPLY

PPL Generation's system capacity (winter rating) at December 31, 2006, was:

Plant	Net MW Capacity

Pennsylvania
Nuclear-fueled steam station
Susquehanna	2,120	(a)
Coal-fired steam stations
Montour	1,542	(b)
Brunner Island	1,483	(b)
Martins Creek	300	(c)
Keystone	211	(d)
Conemaugh	278	(e)
Total coal-fired	3,814
Gas- and oil-fired steam stations
Martins Creek	1,670
Lower Mt. Bethel	582
Total gas- and oil-fired	2,252
Combustion turbines and diesels	451
Hydroelectric	153
Total generating capacity	8,790
Firm purchases
Hydroelectric	140	(f)
Qualifying facilities	299
Total firm purchases	439
Total system capacity - Pennsylvania	9,229

Montana
Coal-fired stations
Colstrip Units 1 & 2	307	(g)
Colstrip Unit 3	222	(h)
Corette	158
Total coal-fired	687
Hydroelectric	602
Total system capacity - Montana	1,289

Illinois
Natural gas-fired station
University Park	540

Connecticut
Natural gas-fired station
Wallingford	243

New York
Natural gas- and oil-fired stations
Edgewood and Shoreham	159

Maine
Oil-fired generating station
Wyman Unit 4	52	(i)
Hydroelectric	44	(j)
Total system capacity - Maine	96

Total system capacity - PPL Generation	11,556

(a)	PPL's 90% interest.
(b)	There is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants due to the estimated increases in station service usage during the scrubber operation.
(c)	PPL has agreed to shut down the Martins Creek coal-fired units in September 2007. See "Environmental Matters - Domestic - Air" in Note 15 to the Financial Statements for more information.
(d)	PPL's 12.34% interest.
(e)	PPL's 16.25% interest.
(f)	From Safe Harbor Water Power Corporation, in which PPL has a 33.3% interest.
(g)	PPL's 50% leasehold interest.
(h)	PPL's 30% leasehold interest.
(i)	PPL's 8.33% interest.
(j)	Includes PPL's 50% interest in the West Enfield Station.

The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

During 2006, PPL Generation's plants generated the following amounts of electricity.

State	Millions of kWh

Pennsylvania	43,178
Montana	8,298
Maine	338
Illinois	274
Connecticut	227
New York	215
Arizona	4
Total	52,534

This generation represented a 4% decrease below the output for 2005 due to milder weather in the eastern U.S. and the sale of PPL's ownership interest in the Griffith plant, as well as planned and unplanned plant outages. Of this generation, 57% of the energy was generated by coal-fired stations, 30% from nuclear operations at the Susquehanna station, 9% from hydroelectric stations and 4% from oil/gas-fired stations.

PPL estimates that, on average, approximately 89% of its expected annual generation output for the period 2007 through 2009 will be used to meet:

•	PPL EnergyPlus' obligation under two contracts to provide electricity for PPL Electric to satisfy its PLR obligation under the Customer Choice Act through 2009;
•	PPL EnergyPlus' obligation under contracts to provide electricity to NorthWestern through June 2007 and from July 2007 through June 2014; and
•	other contractual sales to other counterparties for terms of various lengths.

PPL has started to and will continue to enter into new power sales contracts over the next few years to obtain firm commitments for a portion of the output of its generating facilities, in advance of the expiration of the PLR contracts. PPL has already entered into commitments of varying quantities and terms for the years 2010 and later.  PPL's strategy for 2007 is to obtain commitments for 30 to 50 percent of its 2010 baseload generation output in the PJM. PPL has already obtained commitments at the lower end of this range.  Based on the way in which the wholesale markets have developed over the last several years, PPL expects that these new contracts are likely to continue to be of a shorter duration than the PLR contracts, which at inception had terms of approximately nine years.

See Note 15 to the Financial Statements for more information regarding PPL's wholesale energy commitments and Note 16 for more information regarding the PLR contracts. These contractual arrangements are consistent with, and are an integral part of, PPL's strategy for its energy supply business, which includes the matching of PPL's anticipated energy supply (including PPL's generation as well as purchase commitments) with load, or customer demand, under contracts of varying lengths with creditworthy counterparties, to capture profits while effectively managing PPL's exposure to movements in energy and fuel prices and counterparty credit risk.

FUEL SUPPLY

Coal

Pennsylvania

PPL Coal Supply provides coal to Iris Energy LLC for the production of synthetic fuel. In 2006, synthetic fuel from Iris Energy provided 55% of the fuel requirements for three Pennsylvania power plants operated by PPL Generation. The contract to provide coal to Iris Energy terminates at the end of 2007. At the termination of this contract, PPL has the option to purchase Iris Energy's membership interest in PPL Coal Supply for fair market value, which is expected to be $7 million. Coal supply costs are expected to increase by $20 million in 2008 as a result of the contract ending.

PPL Coal Supply provides the balance of the Pennsylvania plants' coal requirements. PPL Coal Supply actively manages its supply base by purchasing coal principally from mines located in central Appalachia and western and central Pennsylvania.

During 2006, PPL Coal Supply purchased about 95% of the coal delivered to PPL Generation's wholly owned Pennsylvania stations under short-term and long-term contracts and obtained 5% through spot market purchases. These contracts provided PPL Coal Supply with about 7.7 million tons of coal. Contracts currently in place are expected to provide approximately 7.4 million tons in 2007. At December 31, 2006, the wholly owned Pennsylvania plants had sufficient supply for about 39 days of operations. The amount of coal in inventory varies from time to time depending on market conditions and plant operations.

During the third quarter of 2006, PPL entered into a long-term coal purchase agreement with CONSOL Energy Inc. The contract will provide more than one-third of PPL's projected coal needs for the Pennsylvania power plants for 2008 through 2018.

Also at December 31, 2006, a PPL Generation subsidiary owned a 12.34% interest in the Keystone station and a 16.25% interest in the Conemaugh station. The owners of the Keystone station have a long-term contract with a synthetic fuel supplier. This contract provided 4.4 million tons in 2006 and is projected to provide 4.5 million tons in 2007. This contract terminates at the end of 2007. The Keystone station contracts with Keystone Fuels, LLC for the balance of its requirements. The owners of the Conemaugh station also have a long-term contract with a synthetic fuel supplier. This contract provided 2.4 million tons in 2006 and is projected to provide a minimum of 2.4 million tons in 2007. This contract terminates at the end of 2007. The balance of the Conemaugh station requirements is purchased under contract from Conemaugh Fuels, LLC. PPL's share of Keystone and Conemaugh coal supply costs are expected to increase by $4 million in 2008 as a result of the synthetic fuel contract ending.

Montana

PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2, and a 30% leasehold interest in Colstrip Unit 3. PPL Montana is party to contracts to purchase 100% of its coal requirements with defined quality characteristics and specifications. The coal supply contract for Units 1 and 2 is in effect through December 31, 2009. The coal supply contract for Unit 3 is in effect through December 31, 2019.

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette station. The contracts supplied 100% of the plant coal requirements in 2006. Similar contracts are currently in place to supply 100% of the expected coal requirements through 2008.

Oil and Natural Gas

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas. PPL EnergyPlus is responsible for procuring the oil and natural gas supply for all PPL Generation operations. During 2006, 100% of the physical oil and gas requirements for the Martins Creek units were purchased on the spot market. As of December 31, 2006, PPL EnergyPlus had no long-term agreements for these oil requirements.

As of December 31, 2006, there were no long-term delivery or supply agreements to purchase natural gas for University Park.

PPL EnergyPlus has a long-term contract for approximately 40% of the expected pipeline transportation requirements of the Wallingford facility, but has no long-term supply agreement to purchase natural gas.

PPL EnergyPlus has a short-term and long-term gas transportation contract in place for approximately 30% of the maximum daily requirements of the Lower Mt. Bethel facility, but has no long-term supply agreement to purchase natural gas.

Nuclear

The nuclear fuel cycle consists of several material and service components: the mining and milling of uranium ore to produce uranium concentrates; the conversion of these concentrates into uranium hexafluoride, a gas component; the enrichment of the hexafluoride gas; the fabrication of fuel assemblies for insertion and use in the reactor core; and the temporary storage and final disposal of spent nuclear fuel.

PPL Susquehanna has in effect a portfolio of supply contracts, with varying expiration dates, for nuclear fuel materials and services. These contracts are expected to provide sufficient fuel to permit Unit 1 to operate into the first quarter of 2012 and Unit 2 to operate into the first quarter of 2011. PPL Susquehanna anticipates entering into additional contracts to ensure continued operation of the nuclear units.

Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Under the Nuclear Waste Policy Act (NWPA), the DOE initiated an analysis of a site in Nevada for a permanent nuclear waste repository. There is no definitive date by which this repository will be operational. As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity. To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology. The facility is modular, so that additional storage capacity can be added as needed. The facility began receiving spent nuclear fuel in 1999. PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017, under current operating conditions. If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current licensed life of the plant.

In 2002, President Bush approved the Congressional override of a veto by the State of Nevada, designating Yucca Mountain, Nevada as the site for development of a permanent repository for high-level radioactive waste. The next step is for the DOE to submit a license application to the NRC to build and then operate the Yucca Mountain repository. The DOE has not announced a date when that license application will be submitted.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the NWPA imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998. In 1997, the Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin disposal of spent nuclear fuel by January 31, 1998. The DOE did not, in fact, begin to dispose of spent nuclear fuel on that date. The DOE continues to contest claims that its breach of contract resulted in recoverable damages. In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel. PPL cannot predict the outcome of these proceedings.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See PPL's and PPL Energy Supply's "Financial Condition - Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning environmental expenditures during 2006 and their estimate of those expenditures during the years 2007-2011. Certain environmental laws, regulations and developments that may have a substantial impact on PPL are discussed below. See "Environmental Matters" in Note 15 to the Financial Statements for information regarding these laws and regulations and the status of PPL's and its subsidiaries compliance and remediation activities, as well as legal and regulatory proceedings, involving PPL and its subsidiaries.

Air

The Clean Air Act includes, among other things, provisions that: (a) restrict the construction of, and revise the performance standards for, new and substantially modified coal-fired and oil-fired generating stations; and (b) authorize the EPA to impose substantial noncompliance penalties per day of violation for each facility found to be in violation of the requirements of an applicable state implementation plan. The state agencies administer the EPA's air quality regulations through the state implementation plans and have concurrent authority to impose penalties for non-compliance.

In 2005, the EPA finalized its Clean Air Interstate Rule (CAIR) requiring substantial reductions for sulfur dioxide and nitrogen oxides emissions in 28 midwestern and eastern states, including Pennsylvania. Pursuant to a separate rule finalized in 2005, the EPA is requiring mercury reductions nationwide. Montana has already finalized, and Pennsylvania is close to finalizing, mercury regulations more stringent than the federal rule. Pennsylvania is also considering an initiative by the Ozone Transport Commission that would be more stringent than the CAIR. In addition, there is mounting pressure from various states and environmental groups and at the federal level for mandatory carbon dioxide reductions. For example, several states have already passed legislation capping carbon emissions and bills have been introduced at the federal level proposing mandatory reductions. Also in 2005, seven northeast states (excluding Pennsylvania) signed a Memorandum of Understanding establishing a mandatory cap and trade program to stabilize and then reduce carbon dioxide emissions from their electric generating plants. It is not yet clear whether this program or a similar program will be extended to or adopted by Pennsylvania.

Water

To implement the requirements of the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, the EPA has adopted regulations on effluent standards for steam electric stations. The states administer the EPA's effluent standards through state laws and regulations relating to, among other things, effluent discharges and water quality. The standards adopted by the EPA pursuant to the Clean Water Act may have a significant impact on existing facilities of certain PPL subsidiaries, depending on the states' interpretation and future amendments to regulations. The EPA has decided to study the steam electric industry for two years to determine if new effluent standards are needed for that industrial category.

Pursuant to the Surface Mining and Reclamation Act of 1977, the OSM has adopted effluent guidelines which are applicable to PPL subsidiaries as a result of their past coal mining and coal processing activities. The EPA and the OSM limitations, guidelines and standards also are enforced through the issuance of NPDES permits. In accordance with the provisions of the Clean Water Act and the Reclamation Act of 1977, the EPA and the OSM have authorized the states to implement the NPDES program. Compliance with applicable water quality standards is assured by state imposition of NPDES permit conditions and requirements to address acid mine drainage.

Solid and Hazardous Waste

The provisions of Superfund authorize the EPA to require past and present owners of contaminated sites and generators of any hazardous substance found at a site to clean-up the site or pay the EPA or the state for the costs of clean-up. The generators and past owners can be liable even if the generator contributed only a minute portion of the hazardous substances at the site. Present owners can be liable even if they contributed no hazardous substances to the site.

State laws such as the Pennsylvania and Montana Superfund statutes and the Pennsylvania Solid Waste Management Act also give state agencies broad authority to identify contaminated sites or sites with waste that has been improperly disposed of, and to order owners or responsible parties to clean-up the sites. If responsible parties cannot or will not perform the clean-up, the agency can hire contractors to clean-up the sites and then require reimbursement from the responsible parties after the clean-up is completed. Another Pennsylvania statute, the Land Recycling and Environmental Remediation Standards, encourages voluntary clean-ups by allowing responsible parties to choose from a menu of clean-up standards and providing liability protection commensurate with the clean-up standard chosen.

Furthermore, the EPA and several states, including Montana, are considering establishing regulations that could impact the disposal and management of coal combustion products including ash and scrubber wastes and other by-products. PPL cannot predict at this time what impact, if any, such regulation would have on the operating facilities.

Certain federal and state statutes, including federal and state Superfund statutes, also impose liability on the responsible parties for the lost value of damaged natural resources.

Low-Level Radioactive Waste

Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact. Efforts to develop a regional disposal facility in Pennsylvania were suspended by the Pennsylvania DEP in 1998. The Commonwealth retains the legal authority and may be required to resume the siting process should it be necessary. Low-level radioactive waste resulting from the operation of the Susquehanna facility is currently being sent to Barnwell, South Carolina, and Clive, Utah, for disposal. In the event these or other emergent disposal options become unavailable or no longer cost-effective, the low-level radioactive waste will be stored on-site at Susquehanna. PPL Susquehanna cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

Electric and Magnetic Fields

Concerns have been expressed by some members of the public regarding potential health effects of power frequency electric and/or magnetic fields (EMFs), which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have reviewed this issue. The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects. The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence. The U.K. National Radiological Protection Board (now part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

General

PPL and its subsidiaries are unable to predict the ultimate effect of evolving environmental laws and regulations upon their existing and proposed facilities and operations. In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PPL's subsidiaries may be required to modify, replace or cease operating certain of their facilities. PPL's subsidiaries may also incur significant capital expenditures and operating expenses in amounts which are not now determinable, but could be significant.

FRANCHISES AND LICENSES

PPL Electric is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric and companies to which it has succeeded and as a result of certification by the PUC. PPL Electric is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

See "Background - Supply Segment" for a discussion of PPL EnergyPlus' licenses in various states. PPL EnergyPlus also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses. In September 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates, from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2. PPL cannot predict whether or when NRC approval will be obtained.

PPL Holtwood operates the Holtwood hydroelectric generating station pursuant to a license renewed by the FERC in 1980 and expiring in 2014. PPL Holtwood operates the Wallenpaupack hydroelectric generating station pursuant to a license renewed by the FERC in 2005 and expiring in 2044. PPL Holtwood also owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license that extends the operation of its hydroelectric generating station until 2030. The total capacity of the Safe Harbor generating station is 418 MW, and PPL Holtwood is entitled by contract to one-third of the total capacity.

The 11 hydroelectric facilities and one storage reservoir purchased from Montana Power in 1999 are licensed by the FERC. These licenses expire periodically, and the generating facilities must be relicensed at such times. The FERC license for the Mystic facility expires in 2009; the Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively; and the licenses for the nine Missouri-Madison facilities expire in 2040. PPL Montana currently is working to have the Mystic facility relicensed, and it filed the final license application for the new license in December 2006.

In connection with the relicensing of these generation facilities, FERC may, under applicable law, relicense the original licensee or license a new licensee, or the U.S. government may take over the facility. If the original licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable damages to other property affected by the lack of relicensing.

PPL Global's international electricity transmission and distribution companies are authorized by the governments of their respective countries to provide electric distribution services within their concession areas and service territories, subject to certain conditions and obligations. For instance, each of these companies is subject to governmental regulation on the prices that it can charge and the quality of service it must provide, and the companies can be fined or even have their licenses or concessions revoked if they do not meet the mandated quality of service.

WPD operates under distribution licenses granted, and price controls set, by Ofgem. The price control formula that governs WPD's allowed revenue is normally determined every five years. The most recent review was completed in late-2004, and new prices became effective April 1, 2005.

Emel is subject to regulated maximum tariffs set by Chile's National Energy Commission. The components of the distribution tariffs are energy and capacity prices, a transmission surcharge and the value added on account of distribution costs (VAD). The VAD includes a targeted return on invested capital of 10% per year. The energy and capacity prices are a direct pass-through to regulated customers of the energy charge that Emel pays to the generation companies. The tariffs are calculated every four years. The most recent tariff review was completed and revised rates became effective as of November 2004.

DelSur is subject to regulated maximum tariffs set by El Salvador's General Superintendent of Electricity and Telecommunications. The three components of the distribution tariff are an energy price, a commercialization charge and a distribution charge. DelSur's tariff specifies the energy price as a trailing six-month average of the spot market price. The tariffs are calculated every five years and are adjusted for inflation on January 1 of each year. The next comprehensive tariff review will take place in 2007 and be effective in 2008.

Elfec is subject to regulated maximum tariffs set by Bolivia's Superintendent of Electricity. Tariffs are calculated every four years based on the trailing three-year average of the equity returns from companies listed in the Dow Jones Utility Index. Tariffs are adjusted on a monthly basis for local inflation and every six months to reflect any changes in the energy node prices, which is a pass-through to regulated customers of the energy charge that Elfec pays to generation companies. The tariffs are calculated every four years. The most recent ordinary tariff review was completed in January 2004 and new prices became effective at that time. An extraordinary tariff review was completed in November 2006 and new prices became effective at that time. The next ordinary tariff review will be completed by January 2008.

EMPLOYEE RELATIONS

As of December 31, 2006, PPL and its subsidiaries had the following full-time employees.

PPL Energy Supply
PPL Generation	2,669
PPL EnergyPlus	2,177	(a)
PPL Global
Domestic	12
International	3,886	(b)
Total PPL Energy Supply	8,744
PPL Electric	2,207
PPL Gas Utilities	396
PPL Services & Other	1,273
Total PPL	12,620

(a)	Includes union employees of mechanical contracting subsidiaries, whose number tends to fluctuate due to the nature of this business.
(b)	Includes employees of WPD and PPL Global's consolidated subsidiaries in Latin America.

Approximately 60%, or 5,252, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing 3,605 employees. The other unions primarily represent employees of the mechanical contractors and gas utility employees in Pennsylvania. The bargaining agreement with the largest union was negotiated in May 2006 and expires in May 2010. Eight four-year contracts with smaller gas utility locals in Pennsylvania were negotiated in 2003. In June 2004, the IBEW representing 240 employees at the Montana Colstrip power plant approved a four-year labor agreement expiring in June 2008. In April 2005, a three-year contract expiring in April 2008 was negotiated with an IBEW local in Montana that represents 80 employees at the hydroelectric facility and at the Corette plant.

Approximately 78%, or 3,022, of PPL's international workforce are members of labor unions. WPD employs the majority of the international workforce. WPD recognizes five unions, the largest of which represents 38% of union members. WPD has two employment agreements that are negotiated with the unions. The largest agreement, the Electricity Business Agreement, covers 2,033 union employees; it may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side.

PPL's Latin American subsidiaries have 910 union employees that are represented by 13 unions. Emel concluded labor negotiations in 2006, and now has agreements in place until 2009. DelSur concluded negotiations in January 2007, and the new agreement is in place until 2010. Annually, Elfec negotiates adjustments to its compensation and benefits.

AVAILABLE INFORMATION

PPL's Internet Web site is www.pplweb.com. On the Investor Center page of that Web site, PPL provides access to all SEC filings of PPL registrants free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, PPL registrants' filings are available at the SEC's Web site (www.sec.gov) and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

PPL, PPL Energy Supply and PPL Electric face various risks associated with their businesses. While we have tried to identify below the risks we currently consider material, these risks are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. In addition, this report also contains forward-looking and other statements that involve a number of risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or to PPL Energy Supply and its consolidated subsidiaries taken as a whole within the Supply and International Delivery segment discussions, or PPL Electric and PPL Gas Utilities and their consolidated subsidiaries taken as a whole within the Pennsylvania Delivery segment discussion.

Risks Related to Supply Segment

(PPL and PPL Energy Supply)

Adverse changes in commodity prices and related costs may decrease our future energy margins, which could adversely affect our earnings and cash flows.

Our energy margins, or the amount by which our revenues from the sale of power exceed our costs of supplying power, are impacted by changes in the market prices for electricity, as well as fluctuations in fuel prices, fuel transportation costs, emission allowances, renewable energy credits, electricity transmission and related congestion charges and other costs. Unlike most other commodities, there is limited ability to store electric power and it must be consumed at the time of production. As a result, the wholesale market prices for electricity may fluctuate substantially over relatively short periods of time and can be unpredictable. Among the factors that can influence such prices are:

•	demand for electricity and supplies of electricity available from current or new generation resources;
•	variable production costs, primarily fuel (and the associated fuel transportation costs) and emission allowance expense, for the generation resources used to meet the demand for electricity;
•	transmission capacity and service into, or out of, markets served;
•	changes in the regulatory framework for wholesale power markets;
•	liquidity in the wholesale electricity market; and
•	weather conditions impacting demand for electricity or the facilities necessary to deliver electricity.

See Exhibit 99(b) for more information concerning the market fluctuations in wholesale energy, fuel and emission allowance prices over the past five years.

Whether we decide to, or are able to, continue to enter into or renew long-term power sales and fuel purchase and fuel transportation agreements in order to mitigate market price and supply risk may affect our earnings.

As a result of the PLR contracts and certain other agreements, a substantial portion of our anticipated generation production is currently committed through 2009 under power sales agreements of various terms that include fixed prices for our electric power. In connection with such agreements we have entered into longer-term fuel purchase and fuel transportation agreements that include fixed prices. Whether we decide to, or are able to, continue to enter into such agreements or renew existing agreements and the market conditions at that time will affect our financial performance. For instance, in the absence of long-term power sales agreements, we would sell the energy, capacity and other products from our facilities into the competitive wholesale power markets under contracts of shorter duration at then-current market prices.  Although the current forward prices for electricity significantly exceed the prices available under some of our current power sales agreements, this situation may not continue. In addition, if we do not secure or maintain favorable fuel purchase and fuel transportation agreements for our power generation facilities, our fuel costs (and the associated fuel transportation costs) could exceed the revenues that we derive from our energy sales. Given the volatility and potential for material differences between actual electricity prices and fuel and other costs, if we do not secure or maintain long-term electricity sales and fuel purchase and fuel transportation agreements, our margins will be subject to increased volatility and, depending on future electricity and fuel costs (and the associated fuel transportation costs), our financial results may be materially adversely affected.

Disruptions in our fuel supplies could occur, which could adversely affect our ability to operate our generation facilities.

We purchase fuel from a number of suppliers. Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, labor relations, environmental regulations or the financial viability of our fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations.

Our generation facilities may not operate as planned, which may increase our expenses or decrease our revenues and, thus, have an adverse effect on our financial performance.

Our ability to manage operational risk with respect to our generation plants is critical to our financial performance. Operation of our power plants at expected capacity levels involves many risks, including the breakdown or failure of equipment or processes, accidents, labor disputes and fuel interruption. In addition, weather and natural disasters can disrupt our generation plants. Weather conditions also have a direct impact on the river flows required to operate our hydroelectric plants at expected capacity levels. Depending on the timing and duration of both planned and unplanned complete or partial outages at our power plants (in particular, if such outages are during peak periods or during periods of, or caused by, severe weather), our revenues from energy sales could be significantly decreased and our expenses significantly increased, and we could be required to purchase power at then-current market prices to satisfy our energy sales commitments or, in the alternative, pay penalties and damages for our failure to satisfy them. Many of our generating units are reaching mid-life, and we are faced with the potential for more frequent unplanned outages and the possibility of planned outages of longer duration to accommodate significant investments in major component replacements at these facilities.

Changes in technology may impair the value of our power plants.

A basic premise of our business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are other technologies for producing electricity, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells. Research and development activities are ongoing to seek improvements in the alternate technologies. It is possible that advances will reduce the cost of alternate methods of electric production to a level that is equal to or below that of most central station electric production. Also, as new technologies are developed and become available, the quantity and the pattern of electricity usage (the "demand") by customers could change, thus allowing them to reduce their purchases and the corresponding revenues that the generators receive. If this were to happen, the value of our generation facilities may be significantly impaired.

We rely on transmission and distribution assets that we do not own or control to deliver our wholesale electricity and natural gas. If transmission is disrupted, or not operated efficiently, or if capacity is inadequate, our ability to sell and deliver power may be hindered.

We depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas we sell to the wholesale market, as well as the natural gas we purchase for use in our electric generation facilities. If transmission is disrupted (as a result of weather, natural disasters or other reasons) or not operated efficiently by ISOs, in applicable markets, or if capacity is inadequate, our ability to sell and deliver products and satisfy our contractual obligations may be hindered, or we may be unable to sell products on the most favorable terms.

The FERC has issued regulations that require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. Although these regulations are designed to encourage competition in wholesale market transactions for electricity, there is the potential that fair and equal access to transmission systems will not be available or that sufficient transmission capacity will not be available to transmit electricity as we desire. We cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission facilities in specific markets or whether ISOs in applicable markets will operate the transmission networks, and provide related services, efficiently.

The PLR contracts do not provide for a specific level of supply, and demand significantly below or above our forecasts could adversely affect our energy margins.

PPL Electric is obligated to provide electricity supply to its PLR customers at predetermined capped rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus at the rates PPL Electric is entitled to charge its PLR customers in order to fulfill its PLR obligation. If PPL Electric's customers obtain electricity from alternate suppliers, which they are entitled to do at any time, PPL EnergyPlus' sales of electricity under the PLR contracts may decrease.

Alternatively, demand that we satisfy pursuant to the PLR contracts could increase as a result of severe weather conditions, economic development or other reasons over which we have no control. We satisfy our electricity supply obligations through a portfolio approach of providing electricity from our generation assets, contractual relationships and market purchases.  At December 31, 2006, the PLR requirements required about 80% of the normal operating capacity of our existing Pennsylvania generation assets. A significant increase in demand would adversely affect our energy margins because we are required under the terms of the PLR contracts to provide the energy supply to fulfill this increased demand at the capped rates, which we expect to remain significantly below the wholesale prices at which we would have to purchase the additional supply if needed or, if we had available capacity, the prices at which we could otherwise sell the additional supply. Accordingly, any significant increase in demand could have a material adverse effect on our results of operations or financial position.

PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. While regulations governing PLR obligations after 2009 have been proposed for comment by the PUC, at this time, we cannot predict the content of the final regulations, including whether they will include requirements regarding the length, pricing or other terms of PLR contracts, or when the regulations will be finalized. We also cannot predict the extent to which PPL EnergyPlus will sell power to PPL Electric after 2009.

We face intense competition in our energy supply business, which may adversely affect our ability to operate profitably.

Unlike our regulated delivery businesses, our energy supply business is not assured of any rate of return on our capital investments through predetermined rates, and our revenues and results of operations are dependent on our ability to operate in a competitive environment. An important focus of our supply business over the next several years will be the enhancement and expansion of our wholesale marketing and trading of electricity and related products and services, but we may not be successful because of the intense competition that we face in the deregulated electricity markets. Competition is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets, technological advances in power generation, the actions of regulatory authorities and other factors. These competitive factors may negatively impact our ability to sell electricity and related products and services and the prices which we may charge for such products and services, which could adversely affect our results of operations and our ability to grow our business.

Following the expiration of our existing power sales agreements, we currently expect to sell our available capacity into the competitive wholesale markets through contracts of various duration. Competition in the wholesale power markets will occur principally on the basis of the price of products and, to a lesser extent, on the basis of reliability and availability. We expect the commencement of commercial operation of new electric facilities in the regional markets where we own or control generation capacity will continue to increase the competitiveness of the wholesale electricity market in those regions, which could have a material adverse effect on the prices we receive for electricity.

We also face competition in the wholesale markets for electricity capacity and ancillary services. We primarily compete with other electricity merchants based on our ability to aggregate supplies at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs. We also compete against other energy marketers on the basis of relative financial condition and access to credit sources, and many of our competitors have greater financial resources than we have.

Competitors in the wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate include regulated utilities, industrial companies, non-utility generators and unregulated subsidiaries of regulated utilities. In the past, PUHCA significantly restricted mergers and acquisitions and other investments in the electric utility sector. Entirely new competitors, including financial institutions, may enter the energy markets as a result of the repeal of PUHCA. The repeal of PUHCA also may lead to consolidation in our industry, resulting in competitors with significantly greater financial resources than we have.

If the present trend towards competitive markets is reversed, discontinued or delayed, our business prospects and financial condition could be materially adversely affected.

Some deregulated electricity markets have experienced supply problems and price volatility. In some of these markets, state legislators, government agencies and other interested parties have made proposals to delay market restructuring, change the use of market-based pricing, re-regulate areas of these markets that have previously been deregulated or permit electricity delivery companies to construct or acquire generating facilities. For example, in 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. to address the extreme volatility in the California electricity markets. These price controls have had the effect of significantly lowering spot and forward electricity prices in the western market. In addition, the independent system operators, or ISOs, that oversee the transmission systems in certain wholesale electricity markets have from time to time been authorized to impose price limitations and other mechanisms to address volatility in the power markets. These types of price limitations and other mechanisms may reduce the profits that our wholesale power marketing and trading business would have realized based on competitive market conditions absent such limitations and mechanisms. Although we generally expect electricity markets to continue to be competitive, other proposals to re-regulate our industry may be made, and legislative or other action, affecting the electric power restructuring process may cause the process to be delayed, discontinued or reversed in the states in which we currently, or may in the future, operate.

We are exposed to operational, price and credit risks associated with selling and marketing products in the wholesale electricity markets.

We purchase and sell electricity at the wholesale level under market-based tariffs authorized by the FERC throughout the United States and also enter into short-term agreements to market available electricity and capacity from our generation assets with the expectation of profiting from market price fluctuations. If we are unable to deliver firm capacity and electricity under these agreements, we could be required to pay damages. These damages would generally be based on the difference between the market price to acquire replacement capacity or electricity and the contract price of the undelivered capacity or electricity. Depending on price volatility in the wholesale electricity markets, such damages could be significant. Extreme weather conditions, unplanned generation facility outages, transmissions disruptions, and other factors could affect our ability to meet our obligations, or cause significant increases in the market price of replacement capacity and electricity.

In addition, our power agreements typically include provisions requiring us to post collateral for the benefit of the counterparties if the market price of energy varies from the contract prices by certain thresholds. At December 31, 2006, we posted $228 million of collateral, in the form of letters of credit, under these contracts. Although we currently believe that we have sufficient liquidity facilities to fulfill our potential collateral obligations under these contracts, we have increased our available liquidity facilities to $2.4 billion at December 31, 2006, in order to satisfy these collateral obligations and to maintain our credit ratings due, in significant part, to the potential collateral requirements under these contracts. In addition, we expect to increase our available liquidity facilities in 2007 to support contracts that we expect to enter as we seek to expand our wholesale marketing and trading business, including power contracts for the sale of electricity that will become available following the expiration of our PLR contracts with PPL Electric.

We also face credit risk that parties with whom we contract will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher-priced market than existed at the time of contract. We attempt to mitigate these risks through various means, including through agreements that require our counterparties to post collateral for our benefit if the market price of energy varies from the contract prices beyond certain thresholds. However, there can be no assurance that we will avoid counterparty non-performance. Counterparty non-performance could adversely impact our ability to fully meet our obligations to other parties, which could in turn subject us to claims for damages.

We do not always hedge against risks associated with electricity and fuel price volatility.

We attempt to mitigate risks associated with satisfying our contractual electricity sales arrangements by either reserving generation capacity to deliver electricity or purchasing the necessary products and services through the competitive markets to satisfy our net firm sales contracts. We also routinely enter into contracts, such as fuel and electricity purchase and sale commitments, to hedge our exposure to weather conditions, fuel requirements and other electricity-related commodities. However, based on economic and other considerations, we may not hedge the entire exposure of our operations from commodity price volatility. To the extent we do not hedge against commodity price volatility, our results of operations and financial position may be adversely affected.

Our risk management policy and programs relating to electricity and fuel prices, interest rates, foreign currency and counterparties, may not work as planned, and we may suffer economic losses despite such programs.

We actively manage the market risk inherent in our electricity and fuel, debt, foreign currency and counterparty credit positions. We have implemented procedures to enhance and monitor compliance with our risk management policy and programs, including validation of transaction and market prices, verification of risk and transaction limits, sensitivity analyses and daily portfolio reporting of various risk measurement metrics. Nonetheless, our risk management programs may not work as planned. For instance, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management positions. Similarly, interest rates or foreign currency exchange rates could change in significant ways that our risk management procedures were not set up to address. As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events lead to greater losses or costs than our risk management positions were intended to hedge. If our risk management positions are ineffective in this way, we could be subject to mark-to-market accounting with respect to certain of our risk management contracts, which could lead to significant volatility in our earnings and our balance sheet.

In addition, our trading, marketing and risk management activities are exposed to the credit risk that counterparties that owe us money, electricity or fuel will breach their obligations. We have established a risk management policy and programs, including credit risk programs, to evaluate counterparty credit risk. However, if counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices. In that event, our financial results are likely to be adversely affected.

Despite federal and state deregulation initiatives, our supply business is still subject to extensive regulation, which may increase our costs, reduce our revenues, or prevent or delay operation of our facilities.

Our U.S. generation subsidiaries sell electricity into the wholesale market. Generally, our generation subsidiaries and our marketing subsidiaries are subject to regulation by the FERC. The FERC has authorized us to sell generation from our facilities and power from our marketing subsidiaries at market-based prices. The FERC retains the authority to modify or withdraw our market-based rate authority and to impose "cost of service" rates if it determines that the market is not workably competitive, that we possess market power or that we are not charging just and reasonable rates. Any reduction by the FERC in the rates we may receive or any unfavorable regulation of our business by state regulators could materially adversely affect our results of operations. See "FERC Market-Based Rate Authority" in Note 15 to the Financial Statements for information regarding recent court decisions that could impact the FERC's market-based rate authority program.

In addition, the acquisition, ownership and operation of electricity generation facilities require numerous permits, approvals, licenses and certificates from federal, state and local governmental agencies. We may not be able to obtain or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approval or fail to comply with any applicable law or regulation, the operation of our assets and our sales of electricity could be prevented or delayed or become subject to additional costs.

Our planned generation growth plans may not achieve the desired financial results.

We currently plan to expand our generation capacity over the next several years through power uprates at certain of our existing power plants, the potential construction of new power plants and the potential acquisition of existing plants. The acquisition, development and construction of additional generation capacity through any of these means involve numerous risks. Any planned power uprates could result in cost overruns, reduced plant efficiency and higher operating and other costs. With respect to the construction of new plants or the acquisition of existing plants, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses in preparation for competitive bids that we may not win or before it can be established whether a project is feasible, economically attractive or capable of being financed. The success of both a new project and a newly-acquired plant would likely be contingent upon, among other things, the negotiation of satisfactory fuel supply and power sales contracts. Our success in developing a new plant would likely be contingent upon, among other things, negotiation of satisfactory engineering and construction contracts, receipt of required governmental permits and satisfactory completion of construction. If we were unable to complete the construction of a facility, we would generally not be able to recover our investment in the project. Furthermore, we may be unable to run any new or acquired plants as efficiently as projected, which could result in higher-than-projected operating and other costs and reduced earnings.

Our costs to comply with existing and new environmental laws are expected to continue to be significant, and we plan to incur significant capital expenditures on pollution control measures that, if delayed, would adversely affect our profitability and liquidity.

Our business is subject to extensive federal, state and local statutes, rules and regulations relating to environmental protection. To comply with existing and future environmental requirements and as a result of voluntary pollution control measures we may take, we expect to spend substantial amounts in the future on environmental control and compliance.

As a result of existing and recently-enacted federal environmental laws and regulations primarily governing air emissions from coal-burning plants, PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate, nitrogen oxides and mercury emissions reduction) through 2011 reflects a total cost of approximately $1.5 billion. Many states and environmental groups have challenged certain of the federal laws and regulations relating to air emissions as not being sufficiently strict. As a result, it is possible that state and federal regulations will be developed that will impose more stringent limitations on emissions than are currently in effect, which could require us to incur significantly greater capital expenditures for pollution control equipment.

We may not be able to obtain or maintain all environmental regulatory approvals necessary for our planned capital projects or which are otherwise necessary to our business. If there is a delay in obtaining any required environmental regulatory approval or if we fail to obtain, maintain or comply with any such approval, operations at our affected facilities could be halted or subjected to additional costs. Furthermore, at some of our older facilities it may be uneconomical for us to install the necessary equipment, which may cause us to shut down those generation units.

There also is growing concern nationally and internationally about carbon dioxide and other greenhouse gas emissions (including concern about global warming). Various legislative proposals are being considered in Congress, and several states already have passed legislation capping carbon dioxide emissions.

For more information regarding environmental matters, including the existing and proposed federal, state and local statutes, rules and regulations to which we are subject, see "Environmental Matters - Domestic" in Note 15 to the Financial Statements.

We are subject to the risks of nuclear generation, including the risk that our Susquehanna nuclear plant could become subject to revised security or safety requirements that would increase our capital and operating expenditures, and uncertainties associated with decommissioning our plant at the end of its licensed life.

Nuclear generation accounted for about 30% of our 2006 generation output. The risks of nuclear generation generally include:

•	the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;
•	limitations on the amounts and types of insurance commercially available to cover losses and liabilities that might arise in connection with nuclear operations; and
•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

The NRC has broad authority under federal law to impose licensing requirements, as well as security-related and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. In addition, revised security or safety requirements promulgated by the NRC could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant. In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows or financial condition.

Risks Related to International Delivery Segment

(PPL and PPL Energy Supply)

Our international delivery businesses are also subject to risks with respect to rate regulation and operational performance.

Like our Pennsylvania delivery businesses, our international delivery businesses are rate-regulated. In addition, their ability to manage operational risk is critical to their financial performance. Accordingly, these businesses are subject to the same risks as those described below under "Risks Related to Pennsylvania Delivery Segment."

Our international delivery businesses expose us to risks related to laws of other countries, taxes, economic conditions, fluctuations in foreign currency exchange rates, political and social conditions and policies of foreign governments. These risks may reduce our results of operations from our delivery businesses.

The acquisition, financing, development and operation of projects outside of the United States entail significant financial risks, which vary by country, including:

•	changes in foreign laws or regulations relating to foreign operations, including tax laws and regulations;
•	changes in United States laws related to foreign operations, including tax laws and regulations;
•	changes in government policies, personnel or approval requirements;
•	changes in general economic conditions affecting each country;
•	regulatory reviews of tariffs for local distribution companies;
•	severe weather and natural disaster impacts on the electric sector and our assets in each country;
•	material increases in the cost of generation supply for our local distribution customers;
•	changes in labor relations in foreign operations;
•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•	limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
•
fluctuations in currency exchange rates and difficulty in converting our foreign funds to U.S. dollars, which can increase our expenses and/or impair our ability to meet such expenses, and difficulty moving funds out of the country in which the funds were earned;

•	limitations on the ability to import or export property and equipment;
•	compliance with United States foreign corrupt practices laws;
•	political instability and civil unrest; and
•	expropriation and confiscation of assets and facilities.

Our international operations are subject to regulation by various foreign governments and regulatory authorities. The laws and regulations of some countries may limit our ability to hold a majority interest in some of the projects that we may develop or acquire, thus limiting our ability to control the development, construction and operation of those projects. In addition, the legal environment in foreign countries in which we currently own assets or projects or may develop projects in the future could make it more difficult for us to enforce our rights under agreements relating to such projects. Our international projects also may be subject to risks of being delayed, suspended or terminated by the applicable foreign governments or may be subject to risks of contract invalidation by commercial or governmental entities.

Despite contractual or other protections we have against many of these risks for our international operations or potential investments in the future, our actual results and the value of our investments may be adversely affected by the occurrence of any of these events.

Risks Related to Pennsylvania Delivery Segment

(PPL and PPL Electric)

Regulators may not approve the rates we request.

Our Pennsylvania delivery businesses are rate-regulated. While such regulation is generally premised on the recovery of prudently incurred costs, including energy supply costs for PLR customers, and a reasonable rate of return on invested capital, the rates that we may charge our delivery customers are subject to authorization of the applicable regulatory authorities, and there is no guarantee that the rates authorized by regulators will match our actual costs or provide a particular return on invested capital at any given time.

Our transmission and distribution facilities may not operate as planned, which may increase our expenses or decrease our revenues and, thus, have an adverse effect on our financial performance.

Our ability to manage operational risk with respect to our transmission and distribution systems is critical to the financial performance of our delivery business. Our delivery business also faces several risks, including the breakdown or failure of or damage to equipment or processes (especially due to severe weather or natural disasters), accidents and labor disputes. Operation of our delivery systems below our expectations may result in lost revenues or increased expenses, including higher maintenance costs.

PPL Electric generally bears the risk, through 2009, that it will not be able to obtain adequate energy supply at the predetermined capped rates it may charge to its PLR customers.

In order to mitigate the risk that we will not be able to obtain adequate energy supply, through 2009, at the predetermined capped rates we may charge to our PLR customers, we have entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus at these capped rates. Under one of the PLR contracts, we are required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than our contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with us when the market price of electricity is greater than the contract price by more than its contract collateral threshold. Over the past few years, market prices for electricity have exceeded the contract price, and we estimated that, at December 31, 2006, the market price of electricity exceeded the contract price in total by approximately $2.2 billion. Accordingly, at December 31, 2006, PPL EnergyPlus was required to provide us with performance assurance of $300 million, the maximum amount of collateral required under the contract. If PPL EnergyPlus is unable to satisfy its energy supply obligations to us under the PLR contracts, we would be required to obtain energy supply in the wholesale market at then-current market rates to meet our PLR obligation. While the Customer Choice Act provides generally for PLR costs to be borne by customers, it is not clear whether we would be able to pass on to our customers any costs of this replacement energy supply that exceed the predetermined capped rates.

Our PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. While regulations governing PLR obligations after 2009 have been proposed for comment by the PUC, at this time, we cannot predict the content of the final regulations, including the specific mechanism for recovery from customers of our costs for energy supply, or when the regulations will be finalized. Recognizing the uncertain status of the PLR rules, we have requested permission from the PUC to purchase generation supply in 2007 through 2009 to meet our PLR obligation in 2010 and to recover all costs of those purchases from our PLR customers in 2010. The request currently is pending before the PUC, and we cannot predict the outcome. We expect that PLR supply and cost recovery issues for 2011 and beyond will be addressed by the PLR rules.

Other Risks Related to All Segments

(PPL, PPL Energy Supply and PPL Electric)

Our operating results could fluctuate on a seasonal basis, especially as a result of severe weather conditions.

Our businesses may be seasonal. For example, in some markets demand for, and market prices of, electricity peak during the hot summer months, while in other markets such peaks occur in the cold winter months. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis, especially when severe weather conditions such as heat waves, extreme cold weather or storms make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the nature and location of the facilities we acquire or develop and the terms of our contracts to sell electricity.

We cannot predict the outcome of the legal proceedings and investigations currently being conducted with respect to our current and past business activities. An adverse determination could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and subject to ongoing state and federal investigations arising out of our business operations, the most significant of which are summarized in "Legal Matters," "Regulatory Issues" and in "Environmental Matters - Domestic" in Note 15 to the Financial Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liability that could potentially result from a negative outcome in each case.

We may need significant additional financing to pursue growth opportunities.

We continually review potential acquisitions and development projects and may enter into significant acquisition agreements or development commitments in the future. An acquisition agreement or development commitment may require access to substantial capital from outside sources on acceptable terms. We also may need external financing to fund capital expenditures, including capital expenditures necessary to comply with environmental regulations or other regulatory requirements. Our ability to arrange financing and our cost of capital are dependent on numerous factors, including general economic conditions, credit availability and our financial performance. The inability to obtain sufficient financing on terms that are acceptable to us could adversely affect our ability to pursue acquisition and development opportunities and fund capital expenditures.

A downgrade in our credit ratings could negatively affect our ability to access capital and increase the cost of maintaining our credit facilities and any new debt.

Our current credit ratings by Moody's, Fitch and S&P are listed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." While we do not expect these ratings to limit our ability to fund our short-term liquidity needs and/or access any new long-term debt, any ratings downgrades could increase our short-term borrowing costs and negatively affect our ability to fund our short-term liquidity needs and access new long-term debt.

Significant increases in our operation and maintenance expenses, including our health care and pension costs, could adversely affect our future earnings and liquidity.

We continually focus on limiting, and reducing where possible, our operation and maintenance expenses. However, we expect to continue to face increased cost pressures, especially with respect to health care and pension costs. Pursuant to our collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to current employees and retirees covered by the contracts, and we provide a similar level of benefits to our management employees, which benefits give rise to significant expenses. We have experienced significant health care cost inflation in the last few years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to continue to take to require employees and retirees to bear a higher portion of the costs of their health care benefits. In addition, we expect to continue to experience significant costs with respect to the defined benefit pension plans that we sponsor for our employees and retirees. The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control. These assumptions include investment returns, interest rates, health care cost trends, benefit improvements, salary increases and the demographics of plan participants. If our assumptions prove to be inaccurate, our costs could be significantly increased.

There is a risk that we may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired. While no goodwill impairments were required based on our annual review in the fourth quarter of 2006, we are unable to predict whether any impairment charges may be necessary in the future.

We also review our long-lived assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. During 2006, PPL recorded a loss on the sale of our interest in the Griffith plant and fully impaired our synfuel-related assets. See Notes 10 and 15 to the Financial Statements. We are unable to predict whether impairment charges, or other losses on sale of other assets or businesses, may be necessary in the future. In particular, our ability to recover our investment in our gas-fired generation facilities, and to avoid any future impairment charges with respect to these assets, will depend upon future electricity and fuel price levels (which are subject to substantial fluctuations), as well as applicable accounting rules and other factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

ITEM 2. PROPERTIES

Supply Segment

For a description of PPL's domestic generation portfolio, see "Item 1. Business - Power Supply."

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities. At December 31, 2006, PPL Generation was planning on implementing the following incremental capacity increases.

Project	Type	Total MW Capacity (a)	PPL Ownership or Lease Interest in MW		Expected In-Service Date (b)

Pennsylvania
Susquehanna (c)	Nuclear	152	137	(90%)	2008 - 2010
Holtwood (d)	Hydro	125	125	(100%)	2011
Brunner Island (e)	Coal-fired	21	21	(100%)	2007 - 2009
Montour (f)	Coal-fired	16	16	(100%)	2008
Montana
Colstrip (g)	Coal-fired	37	10	(15-50%)	2007 - 2008
Kerr (h)	Hydro	12	12	(100%)	2007
Great Falls (i)	Hydro	28	28	(100%)	2011
Total		391	349

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	The expected in-service dates are subject to receipt of required approvals and permits and other contingencies.
(c)
This project involves the extended upgrade of Units 1 and 2 and will be implemented in two uprates per unit, the first increase being an average of 50 MW per unit. The uprates for Unit 1 are planned to occur in 2008 and 2010. Both uprates for Unit 2 are planned in 2009.

(d)	This project includes a study to add two hydro units. Both units are expected to be in-service in 2011.
(e)	These projects involve turbine upgrades to Units 1 and 2. Unit 1 is expected to be completed in 2007 and Unit 2 in 2009.
(f)	This project involves turbine upgrades.
(g)	This project involves turbine upgrades to Units 2 and 3. Unit 3 is expected to be completed in 2007 and Unit 2 in 2008.
(h)	This project upgrades the Unit 3 water wheel. The upgrade is expected to be completed in the spring of 2007.
(i)	This project involves reconstruction of a powerhouse.

In 2003, PPL reached an agreement with the New Jersey DEP and the Pennsylvania DEP that included the shut down of the two 150 MW coal-fired generating units at PPL Martins Creek in September 2007. See "Environmental Matters - Domestic - Air" in Note 15 to the Financial Statements for more information regarding this agreement.

Pennsylvania Delivery Segment

Electric

For a description of PPL Electric's service territory, see "Item 1. Business - Background." At December 31, 2006, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. PPL Electric's system included 384 substations with a total capacity of 26.3 million kVA, 32,856 circuit miles of overhead lines and 6,931 cable miles of underground conductors. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of PPL Electric's 1945 First Mortgage Bond Indenture and its 2001 Senior Secured Bond Indenture.

Gas

PPL Gas Utilities distributes natural gas and propane to customers in northern, southeastern and central Pennsylvania and in a small portion of Maryland and Delaware. It also has natural gas storage facilities in Pennsylvania. At December 31, 2006, PPL Gas Utilities had approximately 110,000 natural gas and propane delivery customers and 4,087 miles of pipeline mains, with 20 miles in Maryland and the remainder in Pennsylvania.

International Delivery Segment

PPL Global has consolidated investments in electricity distribution companies, serving approximately 3.7 million delivery customers in Latin America and the U.K.
Company	Location	PPL Ownership Interest	2006 Electricity Sales GWh (a)

Latin America
Emel	Santiago, Chile	95.4%	2,802
Elfec	Cochabamba, Bolivia	92.1%	680
DelSur	San Salvador, El Salvador	86.4%	1,094
United Kingdom
WPDH Limited	Bristol, England	100%	28,776
Total			33,352

(a)	Corresponds to revenues recorded by PPL Global in 2006.

PPL Global's distribution system in Latin America includes 104 substations with a total capacity of 2.4 million kVA, 24,176 miles of overhead lines and 100 cable miles of underground conductors. PPL Global's distribution system in the U.K. includes 640 substations with a total capacity of 23.8 million kVA, 28,999 miles of overhead lines and 23,029 cable miles of underground conductors.

 ITEM 3. LEGAL PROCEEDINGS

See Note 15 to the Financial Statements for information regarding legal, regulatory and environmental proceedings and matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Officers of PPL, PPL Energy Supply and PPL Electric are elected annually by their Boards of Directors (or Board of Managers for PPL Energy Supply) to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Listed below are the executive officers at December 31, 2006.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

James H. Miller (a)	58	Chairman, President and Chief Executive Officer	October 2006 - present
		President	June 2006 - September 2006
		President and Chief Operating Officer	August 2005 - June 2006
		Executive Vice President and Chief Operating Officer	September 2004 - July 2005
		Executive Vice President	January 2004 - August 2004
		President-PPL Generation	February 2001 - August 2004

William H. Spence (b)	49	Executive Vice President and Chief Operating Officer	June 2006 - present
		Senior Vice President-Pepco Holdings, Inc.	August 2002 - June 2006
		Senior Vice President-Conectiv Holdings	September 2000 - June 2006

John R. Biggar (c)	62	Executive Vice President and Chief Financial Officer	January 2001 - present

Paul A. Farr (c)	39	Senior Vice President-Financial	January 2006 - present
		Senior Vice President-Financial and Controller	August 2005 - January 2006
		Vice President and Controller	August 2004 - July 2005
		Senior Vice President-PPL Global	January 2004 - August 2004
		Vice President-International Operations-PPL Global	June 2002 - January 2004
		Vice President-PPL Global	October 2001 - June 2002

Robert J. Grey	56	Senior Vice President, General Counsel and Secretary	March 1996 - present

Paul T. Champagne (d)	48	President-PPL Energy Services Group, LLC	June 2006 - present
		President-PPL EnergyPlus	October 2001 - June 2006

Clarence J. Hopf, Jr. (d)	50	President-PPL EnergyPlus	July 2006 - present
		Senior Vice President-Energy Marketing- PPL EnergyPlus	October 2005 - June 2006
		Vice President-The Goldman Sachs Group, Inc.	August 2003 - September 2005
		Vice President-AmerenEnergy, Inc.	June 1999 - August 2003

Rick L. Klingensmith (d)	46	President-PPL Global	August 2004 - present
		Vice President-Finance-PPL Global	August 2000 - August 2004

Bryce L. Shriver (d)	59	President-PPL Generation	May 2005 - present
		President and Chief Nuclear Officer-PPL Generation	September 2004 - May 2005
		Senior Vice President and Chief Nuclear Officer- PPL Generation	May 2002 - August 2004
		Vice President-Nuclear Site Operations-PPL Susquehanna	January 2000 - May 2002

John F. Sipics (d) (e)	58	President-PPL Electric	October 2003 - December 2006
		Vice President-Asset Management-PPL Electric	August 2001 - September 2003

James E. Abel	55	Vice President-Finance and Treasurer	June 1999 - present

Matt Simmons	41	Vice President and Controller	January 2006 - present
		Vice President-Finance and Controller- Duke Energy Americas	October 2003 - January 2006
		Chief Risk and Chief Accounting Officer-Reliant Energy Europe	February 2000 - October 2003

(a)	On September 30, 2006, William F. Hecht retired as Chairman and Chief Executive Officer, at which time Mr. Miller was appointed Chairman and Chief Executive Officer effective October 1, 2006.
(b)	On June 26, 2006, Mr. Spence was appointed Executive Vice President and Chief Operating Officer.
(c)	On January 29, 2007, PPL announced that Mr. Biggar will retire as Executive Vice President and Chief Financial Officer effective April 1, 2007, at which time Mr. Farr will succeed him.
(d)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.
(e)	Effective January 1, 2007, Mr. Sipics retired as President of PPL Electric. Mr. Spence was elected as President of PPL Electric as of January 2, 2007.

PPL Electric Utilities Corporation

Name	Age	Positions Held During the Past Five Years	Dates

John F. Sipics (a)	58	President	October 2003 - December 2006
		Vice President-Asset Management	August 2001 - September 2003

Paul A. Farr	39	Senior Vice President-Financial	January 2006 - present
		Senior Vice President-Financial and Controller	August 2005 - January 2006
		Vice President and Controller	August 2004 - July 2005
		Senior Vice President-PPL Global	January 2004 - August 2004
		Vice President-International Operations-PPL Global	June 2002 - January 2004
		Vice President-PPL Global	October 2001 - June 2002

David G. DeCampli (b)	49	Senior Vice President-Transmission and Distribution Engineering and Operations	December 2006 - present
		Vice President-Asset Investment Strategy and Development-Exelon Energy Delivery-Exelon Corp.	April 2004 - December 2006
		Vice President and Chief Integration Officer-Exelon Energy Delivery-Exelon Corp.	June 2003 - March 2004
		Vice President Distribution Operations-Exelon Energy Delivery-Exelon Corp.	April 2002 - June 2003
		Vice President-Merger Implementation & Operations Strategy-Exelon Energy Delivery-Exelon Corp.	October 2000 - April 2002

James E. Abel	55	Treasurer	July 2000 - present

Matt Simmons	41	Vice President and Controller	January 2006 - present
		Vice President-Finance and Controller- Duke Energy Americas	October 2003 - January 2006
		Chief Risk and Chief Accounting Officer- Reliant Energy Europe	February 2000 - October 2003

(a)	Effective January 1, 2007, Mr. Sipics retired as President of PPL Electric. William H. Spence was elected as President of PPL Electric as of January 2, 2007.
(b)	Effective December 4, 2006, Mr. DeCampli was appointed Senior Vice President-Transmission and Distribution Engineering and Operations, reporting to the President.

PPL Energy Supply, LLC

Item 4 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. The number of common shareowners is set forth in "Item 6. Selected Financial and Operating Data."

There were no issuer purchases of equity securities during the fourth quarter of 2006.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests. PPL Energy Funding, a direct wholly owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests. Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers. PPL Energy Supply made cash distributions to PPL Energy Funding of $712 million in 2006 and $278 million in 2005.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $116 million in 2006 and $93 million in 2005.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC

Item 6 is omitted as PPL Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a)	2006	2005	2004	2003	2002
Income Items - millions
Operating revenues (b)	$6,899	$6,179	$5,754	$5,514	$5,410
Operating income (b)	1,599	1,349	1,395	1,362	1,247
Income from continuing operations (b)	885	739	710	731	361
Net income	865	678	698	734	208
Balance Sheet Items - millions (c)
Property, plant and equipment - net	12,069	10,916	11,149	10,593	9,733
Recoverable transition costs	884	1,165	1,431	1,687	1,946
Total assets	19,747	17,926	17,733	17,123	15,552
Long-term debt	7,746	7,081	7,658	7,859	6,267
Long-term debt with affiliate trusts (d)	89	89	89	681
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (d)					661
Preferred securities of a subsidiary	301	51	51	51	82
Common equity	5,122	4,418	4,239	3,259	2,224
Short-term debt	42	214	42	56	943
Total capital provided by investors	13,300	11,853	12,079	11,906	10,177
Capital lease obligations	10	11	11	12
Financial Ratios
Return on average common equity - %	17.81	15.65	18.14	26.55	10.27
Embedded cost rates (c)
Long-term debt - %	6.37	6.60	6.67	6.56	7.04
Preferred securities - % (d)	6.18	5.14	5.14	5.14	5.81
Times interest earned before income taxes	3.34	2.69	2.78	2.97	2.23
Ratio of earnings to fixed charges - total enterprise basis (e)	3.0	2.6	2.7	2.6	1.9
Common Stock Data
Number of shares outstanding - thousands
Year-end	385,039	380,145	378,143	354,723	331,472
Average	380,754	379,132	368,456	345,589	304,984
Number of shareowners of record (c)	77,762	79,198	81,175	83,783	85,002
Income from continuing operations - Basic EPS (b)	$2.32	$1.95	$1.93	$2.12	$1.20
Income from continuing operations - Diluted EPS (b)	$2.29	$1.93	$1.92	$2.12	$1.20
Net income - Basic EPS	$2.27	$1.79	$1.89	$2.13	$0.68
Net income - Diluted EPS	$2.24	$1.77	$1.89	$2.12	$0.68
Dividends declared per share	$1.10	$0.96	$0.82	$0.77	$0.72
Book value per share (c)	$13.30	$11.62	$11.21	$9.19	$6.71
Market price per share (c)	$35.84	$29.40	$26.64	$21.88	$17.34
Dividend payout rate - % (f)	49	54	44	36	106
Dividend yield - % (g)	3.07	3.27	3.08	3.52	4.15
Price earnings ratio (f) (g)	16.00	16.61	14.10	10.32	25.50
Sales Data - millions of kWh
Domestic - Electric energy supplied - retail	38,810	39,413	37,673	36,774	36,746
Domestic - Electric energy supplied - wholesale	32,832	33,768	37,394	37,841	36,849
Domestic - Electric energy delivered	36,683	37,358	35,906	36,083	35,712
International - Electric energy delivered (h)	33,352	33,146	32,846	31,952	33,313

(a)
The earnings each year were affected by items management considers unusual, which affected net income. See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of unusual items in 2006, 2005 and 2004.

(b)	Data for certain years are reclassified to conform to the current presentation.
(c)	As of each respective year-end.
(d)
On July 1, 2003, PPL adopted the provisions of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The company-obligated mandatorily redeemable preferred securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, they should be classified as liabilities, as a component of long-term debt, instead of "mezzanine" equity on the Balance Sheet. However, as of December 31, 2003, and subsequent periods, no amounts were included in "Long-term Debt" for these securities because PPL Capital Funding Trust I and SIUK Capital Trust I were deconsolidated effective December 31, 2003, in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. Instead, the subordinated debt securities that support the company-obligated mandatorily redeemable preferred securities of the trusts are reflected in "Long-term Debt with Affiliate Trusts" as of December 31, 2006, 2005, 2004 and 2003, to the extent they were outstanding. See Notes 8 and 22 to the Financial Statements for additional information.

(e)
Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest on short-and long-term debt, other interest charges, the estimated interest component of other rentals and preferred dividends.

(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	Deliveries for 2002 include the electricity deliveries of WPD for the full year and of CEMAR prior to deconsolidation.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Electric Utilities Corporation (a)	2006	2005	2004	2003	2002
Income Items - millions
Operating revenues	$3,259	$3,163	$2,847	$2,788	$2,748
Operating income	418	377	259	251	275
Net income	194	147	76	28	55
Income available to PPL	180	145	74	25	39
Balance Sheet Items - millions (b)
Property, plant and equipment - net	2,880	2,716	2,657	2,589	2,456
Recoverable transition costs	884	1,165	1,431	1,687	1,946
Total assets	5,315	5,537	5,526	5,469	5,583
Long-term debt	1,978	2,411	2,544	2,937	3,175
Shareowner's equity	1,559	1,375	1,323	1,273	1,229
Short-term debt	42	42	42		15
Total capital provided by investors	3,579	3,828	3,909	4,210	4,419
Financial Ratios
Return on average common equity - %	14.33	11.20	5.95	2.08	3.87
Embedded cost rates (b)
Long-term debt - %	6.46	6.56	6.86	6.61	6.83
Preferred securities - %	6.18	5.14	5.14	5.14	5.81
Times interest earned before income taxes	2.96	2.19	1.45	1.22	1.33
Ratio of earnings to fixed charges (c)	2.9	2.1	1.4	1.2	1.2
Ratio of earnings to combined fixed charges and preferred stock dividends (d)	2.5	2.1	1.4	1.2	1.2
Sales Data
Customers (thousands) (b)	1,377	1,365	1,351	1,330	1,308
Electric energy delivered - millions of kWh
Residential	13,714	14,218	13,441	13,266	12,640
Commercial	13,174	13,196	12,610	12,388	12,371
Industrial	9,638	9,777	9,620	9,599	9,853
Other	157	167	163	154	169

Retail electric sales	36,683	37,358	35,834	35,407	35,033
Wholesale electric sales (e)			72	676	679

Total electric energy delivered	36,683	37,358	35,906	36,083	35,712

Electric energy supplied as a PLR - millions of kWh	36,577	36,917	34,841	33,627	33,747

(a)
The earnings for each year other than 2004 were affected by items management considers unusual, which affected net income. See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of unusual items in 2006 and 2005.

(b)	As of each respective year-end.
(c)
Computed using earnings and fixed charges of PPL Electric and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges and the estimated interest component of other rentals.

(d)
Computed using earnings and fixed charges of PPL Electric and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges; the estimated interest component of other rentals and preferred dividends.

(e)	The contracts for wholesale sales to municipalities expired in January 2004.

PPL CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. Please refer to Exhibit 99(a) in Item 15 for a listing of the current corporate organization and to "Item 1. Business - Background," for descriptions of PPL's reportable segments, which are Supply, International Delivery and Pennsylvania Delivery. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. PPL's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in regulated delivery businesses through efficient operations and strong customer and regulatory relations. More specifically, PPL's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to movements in energy and fuel prices and counterparty credit risk. PPL's strategy for its electricity delivery businesses is to own and operate these businesses at the most efficient cost while maintaining high levels of customer service and reliability.

PPL faces several risks in its generation business. The principal risks are electricity and capacity wholesale price risk, fuel price risk, power plant performance, evolving regulatory frameworks and counterparty credit risk. PPL attempts to manage these risks through various means. For instance, PPL operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics. PPL currently expects to expand its generation capacity over the next several years through power uprates at certain of its power plants, the potential construction of new plants and the potential acquisition of existing plants or businesses. PPL is and will continue to remain focused on the operating efficiency and availability of its existing and any newly constructed or acquired power plants. In addition, PPL has executed and continues to pursue contracts of varying lengths for energy sales and fuel supply, and other means to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL sells it. Whether PPL decides to, or is able to, continue to enter into long-term or intermediate-term power sales and fuel purchase agreements or renew its existing agreements and the market conditions at that time will affect its future profitability. Currently, PPL's commitments for energy sales are substantially satisfied through its own generation assets - i.e., PPL primarily markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions. However, PPL's future marketing efforts may rely less on PPL's generation assets and more on supply contracted from others. PPL has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of earnings and cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

The principal challenge that PPL faces in its electricity delivery businesses is to maintain high standards of customer service and reliability in a cost-effective manner. PPL's electricity delivery businesses are rate-regulated. Accordingly, these businesses are subject to regulatory risk in terms of the costs that they may recover and the investment returns that they may collect in customer rates. PPL Electric's PLR obligation and the associated recovery from customers of its energy supply costs after 2009, when PPL Electric's full requirements energy supply agreements with PPL EnergyPlus expire, will be determined by the PUC pursuant to rules that have not yet been promulgated. To address this risk, PPL Electric has filed a plan with the PUC detailing how it proposes to acquire its electricity supply for non-shopping customers after 2009. In February 2007, a PUC Administrative Law Judge issued a recommended decision approving PPL Electric's plan with minor modifications. PPL Electric cannot predict when the PUC will act on the recommended decision or what action it will take. Also, in February 2007, the PUC issued proposed PLR regulations and a policy statement regarding interpretation and implementation of those regulations. The PUC is requesting public comment on both the regulations and policy statement. At current forward market prices, PPL Electric currently estimates that customer rates could increase by about 20% in 2010.

PPL faces additional financial risks in conducting international operations, such as fluctuations in currency exchange rates. PPL attempts to manage these financial risks through its risk management programs.

A key challenge for PPL's business as a whole is to maintain a strong credit profile. Investors, analysts and rating agencies that follow companies in the energy industry continue to be focused on the credit quality and liquidity position of these companies. PPL continually focuses on maintaining an appropriate capital structure and liquidity position, thereby managing its target credit profile.

See "Item 1A. Risk Factors" for more information concerning the material risks that PPL faces in its businesses.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL's past and expected future performance in implementing the strategies and managing the risks and challenges mentioned above. Specifically:

•
"Results of Operations" provides an overview of PPL's operating results in 2006, 2005 and 2004, including a review of earnings, with details of results by reportable segment. It also provides a brief outlook for 2007.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL's past and future liquidity position and financial condition. This subsection also includes a listing and discussion of PPL's current credit ratings.

•	"Financial Condition - Risk Management - Energy Marketing & Trading and Other" provides an explanation of PPL's risk management programs relating to market risk and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL and that require its management to make significant estimates, assumptions and other judgments.

The information provided in this Item 7 should be read in conjunction with PPL's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

Earnings

Net income and the related EPS were:

	2006	2005	2004

Net income	$865	$678	$698
EPS - basic	$2.27	$1.79	$1.89
EPS - diluted	$2.24	$1.77	$1.89

The changes in net income from year to year were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

The year-to-year changes in significant earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

PPL's earnings beyond 2006 are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL's future earnings.

Segment Results

Net income by segment was:

	2006	2005	2004

Supply	$416	$311	$421
International Delivery	268	215	197
Pennsylvania Delivery	181	152	80
Total	$865	$678	$698

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006, 2005 and 2004 reflect the reclassification of the Griffith plant revenues and expenses from certain income statement line items to "Loss from Discontinued Operations." The Supply segment results in 2005 and 2004 also reflect the reclassification of the Sundance plant revenues and expenses from certain income statement line items to "Loss from Discontinued Operations." See Notes 9 and 10 to the Financial Statements for further discussion.

Supply segment net income was:

	2006	2005	2004
Energy revenues
External	$1,659	$1,224	$1,319
Intersegment	1,708	1,590	1,500
Energy-related businesses	580	550	464
Total operating revenues	3,947	3,364	3,283

Fuel and energy purchases
External	1,560	1,165	1,109
Intersegment	160	152	156
Other operation and maintenance	707	734	631
Depreciation	159	144	144
Taxes, other than income	35	36	41
Energy-related businesses	621	620	523
Total operating expenses	3,242	2,851	2,604

Other Income - net	3	(2)	(7)
Interest Expense	122	116	114
Income Taxes	147	21	125
Minority Interest	3	2	2
Loss from Discontinued Operations	20	53	10
Cumulative Effect of a Change in Accounting Principle		(8)
Total	$416	$311	$421

The after-tax changes in net income were due to the following factors, including discontinued operations.

	2006 vs. 2005	2005 vs. 2004

Eastern U.S. non-trading margins	$94	$(45)
Western U.S. non-trading margins	7	(5)
Net energy trading margins	1	8
Energy-related businesses	5	6
Operation and maintenance expenses	(28)	(26)
Earnings from synfuel projects	(32)	25
Depreciation	(7)	3
Realized earnings on nuclear decommissioning trust (Note 17)	4	7
Interest expense	3	(2)
Interest income on 2004 IRS tax settlement		(9)
Income tax reserve adjustments (Note 5)		21
Other	(4)	(8)
Unusual items	62	(85)
	$105	$(110)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses in 2006 compared with 2005 were primarily due to increased outage and non-outage expenses at the Susquehanna nuclear facility and certain of PPL's coal plants and the timing of other planned outages. Higher operation and maintenance expenses in 2005 compared with 2004 were primarily due to higher levels of planned maintenance and plant outages in 2005.

•
The decline in earnings contributions from synfuel projects in 2006 compared with 2005 resulted primarily from the anticipated phase-out of synthetic fuel tax credits starting in 2006 and lower production levels due to high crude oil prices. See Note 15 to the Financial Statements for more information on the temporary shutdown of the Somerset facility. The improved earnings contribution from synfuel projects in 2005 compared with 2004 resulted primarily from higher synthetic fuel tax credits due to higher output at the Tyrone facility, which went into commercial operation in August 2004. Also contributing to the 2005 synthetic fuel earnings increase were unrealized gains on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

The following after-tax items, which management considers unusual, also had a significant impact on the Supply segment earnings. See the indicated Notes to Financial Statements for additional information.

	2006	2005	2004

Sale of interest in the Griffith plant (Note 10)	$(16)
Reduction in Enron reserve (Note 1)	11
Impairment of synfuel-related assets (Note 15)	(6)
Off-site remediation of ash basin leak (Note 15)	6	$(27)
Susquehanna workforce reduction (Note 13)	(3)
PJM billing dispute (Note 15)	(18)
Impairment of nuclear decommissioning trust investments (Note 21)	(3)
Sale of the Sundance plant (Note 9)		(47)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)		(3)
Settlement of NorthWestern litigation (a)		(6)
Impairment of investment in technology supplier (Note 9)			$(6)
Recording of conditional AROs (Note 21)		(8)
Total	$(29)	$(91)	$(6)

(a)
In the first quarter of 2005, PPL recognized a charge for a loss contingency related to litigation with NorthWestern. In September 2005, PPL and NorthWestern reached a final agreement to settle this litigation.

2007 Outlook

PPL projects significantly higher earnings in its supply business segment in 2007 compared with 2006. Based on current forward energy prices and hedges already in place, PPL is projecting higher energy margins, driven primarily by the replacement of expiring fixed-price supply obligations with higher-margin wholesale energy contracts, and an increase in generation prices under the PUC-approved PLR contracts between PPL Electric and PPL EnergyPlus for customers who choose not to shop for an energy supplier.

While PPL expects improved baseload power plant performance in 2007, this performance will be somewhat offset by the retirement in September of two coal units at the Martins Creek power plant in Pennsylvania and by more planned outages, including the Susquehanna Unit 1 outage to address the remaining control rod friction issues. PPL believes these planned outages will improve the overall long-term reliability of PPL's generation fleet. PPL also expects a modest increase in fuel-related expenses and increased operation and maintenance expenses.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	2006	2005	2004

Utility revenues	$1,260	$1,130	$1,032
Energy-related businesses	87	76	70
Total operating revenues	1,347	1,206	1,102
Energy purchases	337	266	215
Other operation and maintenance	286	250	208
Depreciation	161	157	146
Taxes, other than income	58	58	56
Energy-related businesses	38	28	41
Total operating expenses	880	759	666
Other Income - net	33	10	31
Interest Expense	203	203	203
Income Taxes	21	34	59
Minority Interest	8	5	6
Loss from Discontinued Operations			2
Total	$268	$215	$197

The after-tax changes in net income were due to the following factors, including discontinued operations.

	2006 vs. 2005	2005 vs. 2004
U.K.
Delivery margins	$32	$23
Operation and maintenance expenses	(15)	(30)
Depreciation	(9)	(6)
Income taxes	34
Impact of changes in foreign currency exchange rates	(5)	2
Impairment of investment in U.K. real estate (Note 9)	(6)
Gain on transfer of equity investment (Note 9)	5
Hyder liquidation distributions (Note 9)	27
Other	5	5
Latin America
Delivery margins	10	6
Operation and maintenance expenses	(1)	(4)
Income taxes	11	(1)
Impact of changes in foreign currency exchange rates	2	2
Other	(1)	(2)
U.S. income taxes	(38)	36
Other	1	1
Unusual items	1	(14)
	$53	$18

•
The U.K.'s earnings in both periods were positively impacted by higher margins. Favorable margins in 2006 compared with 2005 were primarily due to price increases and changes in customer mix. For 2005 compared with 2004, higher margins were partially due to a favorable customer mix and an incentive revenue award from the regulator for outstanding customer service.

•	Higher U.K. operation and maintenance expenses in both periods were due primarily to increased pension costs.

•	Higher depreciation in both periods was, in part, due to a reduction in meter lives during 2005.

•
Lower U.K. income taxes in 2006 compared with 2005 were primarily due to the transfer of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate. See Note 5 to the Financial Statements for additional information.

•	Changes in foreign exchange rates decreased WPD's portion of revenue and expense line items by 2% in 2006 compared with 2005, and increased them by about 1% in 2005 compared with 2004.

•
U.S. income taxes increased in 2006 compared with 2005 due to a 2005 tax true-up, 2006 WPD dividend planning and lower utilization of foreign tax credits. U.S. income taxes decreased in 2005 compared with 2004 partly due to greater utilization of foreign tax credits.

•
Latin America earnings were positively impacted in 2006 compared with 2005 by higher margins, primarily due to a 7% increase in sales volumes at Emel and accounting adjustments related to Chilean deferred taxes and depreciation related to prior periods. See Note 2 to the Financial Statements for additional information on the accounting adjustments.

The following after-tax items, which management considers unusual, also had a significant impact on the International Delivery segment earnings. See the indicated Notes to the Financial Statements for additional information.

	2006	2005	2004

Reduction in Enron reserve	$1
Sale of CGE (Note 9)			$(7)
Sale of CEMAR (Note 9)			23
Sale of Latin American telecommunications company (Note 9)			(2)
Total	$1		$14

2007 Outlook

PPL projects the earnings from its international delivery business segment to decline in 2007 compared with 2006. Higher delivery margins, due to higher unit sales in Latin America and higher unit prices in the U.K., are expected to be offset by increased operating expenses in the majority of these delivery businesses and a significantly higher effective tax rate in the U.K. due to the favorable resolution of several tax-related items in 2006. In addition, PPL does not expect gains from the sale or liquidation of U.K. non-electricity delivery businesses to continue at the same level in 2007 as occurred in 2006.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Pennsylvania Delivery segment net income was:

	2006	2005	2004
Operating revenues
External	$3,313	$3,199	$2,869
Intersegment	160	152	156
Total operating revenues	3,473	3,351	3,025

Fuel and energy purchases
External	322	376	312
Intersegment	1,708	1,590	1,500
Other operation and maintenance	418	423	408
Amortization of recoverable transition costs	282	268	257
Depreciation	126	119	114
Taxes, other than income	189	185	152
Energy-related businesses	1	1	2
Total operating expenses	3,046	2,962	2,745

Other Income - net	32	21	15
Interest Expense	157	189	196
Income Taxes	107	67	17
Dividends on Preferred Securities	14	2	2
Total	$181	$152	$80

The after-tax changes in net income were due to the following factors.

	2006 vs. 2005	2005 vs. 2004

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(6)	$123
Operation and maintenance expenses	(13)	(9)
Interest expense	(5)	5
Taxes, other than income (excluding gross receipts tax)	1	(8)
Depreciation	(4)	(3)
Change in tax reserves associated with stranded costs securitization (Note 5)		(15)
Interest income on 2004 IRS tax settlement		(5)
Interest income on loans to affiliates	4	6
Income tax return adjustments	(7)	5
Income tax reserve adjustments	(2)	5
Other	(3)	(3)
Unusual items	64	(29)
	$29	$72

•	Delivery revenues decreased in 2006 compared with 2005 primarily due to milder weather in 2006.

•
In December 2004, the PUC approved an increase in PPL Electric's distribution rates of $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total annual increase of $194 million, effective January 1, 2005. Additionally, delivery revenues increased in 2005 compared with 2004 due to a 4.3% increase in electricity delivery sales volumes.

•
Operation and maintenance expense increased in 2006 compared with 2005, primarily due to higher tree trimming costs, a union contract ratification bonus and storm restoration costs. Operation and maintenance expense increased in 2005 compared with 2004, primarily due to increased system reliability work and tree trimming costs. Operation and maintenance expenses were also impacted in 2005 due to the January 2005 ice storm costs and subsequent deferral as discussed below.

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

The following after-tax items, which management considers unusual, also had a significant impact on the Pennsylvania Delivery segment earnings. See the indicated Notes to the Financial Statements for additional information.

	2006	2005	2004

Reversal of cost recovery - Hurricane Isabel (Note 1)	$(7)
Realization of benefits related to Black Lung Trust assets (Note 13)	21
PJM billing dispute (Note 15)	21	$(27)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)		(2)
Total	$35	$(29)

2007 Outlook

PPL expects the Pennsylvania Delivery segment to have flat earnings in 2007 compared with 2006, with modest load growth being offset by increased operation and maintenance expenses.

In late March 2007, PPL Electric expects to file a request with the PUC seeking an increase in its distribution rates beginning in January 2008.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	2006 vs. 2005	2005 vs. 2004

Utility	$244	$429
Unregulated retail electric and gas	(10)	(13)
Wholesale energy marketing	441	(93)
Net energy trading margins	3	11
Other revenue adjustments (a)	(125)	(309)
Total revenues	553	25

Fuel	(5)	159
Energy purchases	417	12
Other cost adjustments (a)	(45)	(73)
Total cost of sales	367	98
Domestic gross energy margins	$186	$(73)

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally. These exclusions include revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric and PPL Gas Utilities and an accrual for the loss contingency related to the PJM billing dispute in 2005 and 2006 (see Note 15 to the Financial Statements for additional information). Also adjusted to include the margins of the Griffith and Sundance plants prior to their sales in June 2006 and May 2005, which are included in "Loss from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities. PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Additionally, beginning in 2006, PPL further segregates non-trading activities into two categories: hedge activity and economic activity. Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, but do not qualify for hedge accounting, or hedge accounting was not elected, under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

	2006 vs. 2005	2005 vs. 2004

Non-trading
Eastern U.S.	$161	$(77)
Western U.S.	12	(9)
Net energy trading	13	13
Domestic gross energy margins	$186	$(73)

Eastern U.S.

Eastern U.S. non-trading margins were higher in 2006 compared with 2005, primarily due to higher PLR sales prices and higher wholesale prices. PLR sales prices were 8.4% higher in 2006, in accordance with the schedule established by the PUC Final Order. Partially offsetting these higher margins was lower nuclear generation of 3%, as well as higher coal and nuclear fuel prices, which were up 12% and 10%.

In 2005, PPL began participating in the Midwest ISO (MISO), an independent transmission system operator that serves the electric transmission needs of much of the Midwest. PPL records its business activities within MISO consistent with its accounting for activities in other RTOs.

Eastern U.S. non-trading margins were lower in 2005 compared with 2004, primarily due to higher fuel costs. Average coal prices increased by 12% over 2004, while average gas and oil prices increased by 24%. Despite record high generation in 2005, the increased use of higher-cost oil and gas units to cover retail volumes, which were up 5% over 2004, and generation output lost during coal and nuclear plant outages contributed to lower margins. Due to market price increases and changes in fuel mix, average fuel prices increased 22% over 2004. Partially offsetting the effects of higher fuel costs was a 2% increase in PLR sales prices, in accordance with the schedule established by the PUC Final Order.

The amount of Eastern non-trading margins from unrealized mark-to-market transactions that did not qualify for hedge accounting treatment, or for which hedge accounting was not elected, and from hedge ineffectiveness was a loss of $8 million in 2006, compared with a loss of $4 million in 2005, and an immaterial loss in 2004.

Western U.S.

Northwestern U.S. non-trading margins were higher in 2006 compared with 2005, primarily due to higher wholesale prices. Also contributing to the increase was a 6% increase in hydroelectric generation. Partially offsetting these improvements were higher coal prices, which were up 14%.

Southwestern U.S. non-trading margins were lower in 2006 compared with 2005, as well as in 2005 compared with 2004, primarily due to the sale of PPL's 50% interest in the Griffith plant in June 2006 and the sale of PPL's Sundance plant in May 2005.

The amount of Western non-trading margins from unrealized mark-to-market transactions that did not qualify for hedge accounting treatment, or for which hedge accounting was not elected, and from hedge ineffectiveness was immaterial in 2006, 2005 and 2004.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil.

Net energy trading margins increased by $13 million in 2006 compared to 2005 primarily due to contracts reclassified as trading activity from hedge (non-trading) transactions related to the Griffith plant after the announced plan to sell PPL's interest in the plant. See Note 10 to the Financial Statements for additional information.

Net energy trading margins increased by $13 million in 2005 compared with 2004, primarily due to the inclusion of FTRs. As of July 1, 2005, FTRs were deemed to meet the definition of a derivative and were accounted for as such prospectively. Therefore, the forward and realized value for FTRs entered into for speculative purposes is accounted for as part of "Net energy trading margins" on the Statement of Income. From July 1 through December 31, 2005, gains on speculative FTRs totaled $10 million.

The amount of energy trading margins from unrealized mark-to-market transactions was a $9 million gain in 2006, a $5 million loss in 2005, and a $13 million gain in 2004.

The realized physical volumes for electricity and gas associated with energy trading were:

	2006	2005	2004

GWh	7,724	5,800	5,700
Bcf	21.5	13.4	11.7

Utility Revenues

The increases in utility revenues were attributable to:

	2006 vs. 2005	2005 vs. 2004
Domestic:
Retail electric revenue (PPL Electric)
PLR electric generation supply	$127	$122
Electric delivery	(38)	201
Wholesale electric revenue (PPL Electric)	(2)	(2)
Gas revenue (PPL Gas Utilities)	26	9
Other	1	1

International:
Retail electric revenue
U.K.	45	26
Latin America
Chile	46	36
El Salvador	24	10
Bolivia	5	2
Foreign currency exchange rates	10	24
	$244	$429

The increases in utility revenues for 2006 compared with 2005, excluding foreign currency exchange rate impacts, were primarily due to:

•
higher retail electric revenue from increased PLR revenues resulting from an 8.4% rate increase, offset by a decrease in domestic electric delivery revenues resulting from a decrease in sales volumes due in part to milder weather in 2006;

•	higher gas revenues primarily due to the increase in natural gas prices, which are passed through to customers;
•	an increase in the U.K. due to higher average prices and changes in customer mix; and
•	increases in Latin America due to a 7.3% increase in sales volumes in Chile and an 8.6% increase in sales volumes in El Salvador and higher generation supply average prices in both countries.

The increases in utility revenues for 2005 compared with 2004, excluding foreign currency exchange rate impacts, were primarily due to:

•	higher domestic electric delivery revenues resulting from higher transmission and distribution customer rates effective January 1, 2005, and a 4.3% increase in sales volume;
•	higher PLR revenues due to a 2% rate increase and a 6% increase in sales volume, in part due to the return of customers previously served by alternate suppliers;
•	an increase in the U.K. primarily due to favorable customer mix and an incentive revenue award for outstanding customer service; and
•	increases in Latin America due to a 6% increase in sales volumes in El Salvador and a 7% increase in sales volumes in Chile and higher generation supply average prices in both countries.

Energy-related Businesses

Energy-related businesses contributed $31 million more to operating income in 2006 compared with 2005. The increase was primarily attributable to:

•
$18 million of lower pre-tax losses from synfuel projects. This reflects $29 million of lower operating losses due to lower production levels, partially offset by an impairment charge of $10 million on the synfuel-related assets;

•	an $8 million increase from PPL Telcom due to an increase in transport-related sales, as well as reduced spending on a product line (before depreciation, interest expense and income taxes); and
•	a $3 million increase from WPD's telecommunications business.

Energy-related businesses contributed $8 million more to operating income in 2005 compared with 2004. The increase was attributable to:

•	a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 9 to the Financial Statements for additional information);
•	an aggregate increase of $4 million from various international subsidiary businesses; and
•
a $6 million increase from PPL Telcom due to an increase in transport-related sales, as well as reduced spending on a product line (before depreciation, interest expense and income taxes); partially offset by

•
additional pre-tax losses in 2005 of $16 million on synfuel projects. This reflects $26 million of additional operating losses due to higher production levels, offset by a $10 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007.

See Note 15 to the Financial Statements for an overall assessment of synthetic fuel tax credits and a further discussion of the impairment of these facilities and the temporary shutdown of one of these facilities.

Other Operation and Maintenance

For the year ended 2006, PPL's other operation and maintenance expense was reduced by a $36 million pre-tax one-time credit in connection with the realization of benefits related to the ability to use excess Black Lung Trust assets to make future benefit payments for retired miners' medical benefits. See Note 13 to the Financial Statements for additional information.

Excluding this one-time credit, the increases in other operation and maintenance expenses were due to:

	2006 vs. 2005	2005 vs. 2004

Martins Creek ash basin remediation (Note 15)	$(37)	$48
Costs associated with severe ice storms in January 2005 (Note 1)	(16)	16
Subsequent deferral of a portion of costs associated with January 2005 ice storms (Note 1)	12	(12)
Accelerated amortization of stock-based compensation (Note 1)	(18)	18
NorthWestern litigation payment	(9)	9
Outage costs at Eastern U.S. fossil/hydro stations	13	14
Outage costs at Susquehanna nuclear station	24	6
Outage costs at Western U.S. fossil/hydro stations	3	4
U.K metering expense	4	5
Changes in U.K. reserve related to contractor dispute	4	(8)
Latin America vendor dispute	5
Reduction in Enron reserve (Note 1)	(19)
Increase in domestic distribution system reliability work, including tree trimming	19	10
Increase in pension and postretirement benefit costs (Note 13)	34	44
Reversal of cost recovery - Hurricane Isabel (Note 1)	11
Union contract ratification bonus	7
Stock-based compensation expense	10	2
Increase in PUC-reportable storm costs	9
PJM system control and dispatch services	(12)	(4)
Change in retired miners' medical benefits	(7)	5
Change in foreign currency exchange rates	3	5
Other		(2)
	$40	$160

Depreciation

Increases in depreciation expense were due to:

	2006 vs. 2005	2005 vs. 2004

Additions to PP&E	$27	$14
Purchase of equipment previously leased (Note 11)	4
Reduction of useful lives of certain distribution assets (Note 1)	3	7
Lower Mt. Bethel generation facility, which began commercial operation in May 2004		6
Extension of useful lives of certain generation assets (Note 1)	(2)	(12)
Chilean depreciation accounting adjustment (Note 2)	(7)
Changes in foreign currency exchange rates	1	1
	$26	$16

Taxes, Other Than Income

A $6 million increase in domestic gross receipts tax expense, offset by a $2 million decrease in domestic capital stock tax expense and a $2 million decrease in domestic real estate tax expense, are the primary reasons for the $3 million increase in taxes, other than income, in 2006 compared with 2005.

In 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal and a $19 million increase in domestic gross receipts tax expense, offset by an $8 million decrease in domestic capital stock expense in 2005, are the primary reasons for the $30 million increase in taxes, other than income in 2005, compared with 2004.

Other Income - net

See Note 17 to the Financial Statements for details of other income and deductions.

Financing Costs

The decreases in financing costs, which includes "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary," were due to:

	2006 vs. 2005	2005 vs. 2004

Hedging activities	$24	$26
Dividends on 6.25% Series Preference Stock (Note 7)	12
Expense related to the University Park generation facility (a)		(13)
Change in capitalized interest	(15)	11
Interest accrued for PJM billing dispute (Note 15)	(12)	8
Write-off in 2005 of financing costs associated with PPL Energy Supply's 2.625% Convertible Senior Notes due to the market trigger price being met	(6)	6
Change in amortization expense	(6)	9
Decrease in long-term debt interest expense	(5)	(55)
Change in short-term debt interest expense	(4)	4
Change in foreign currency exchange rates	(2)	1
Other		(2)
	$(14)	$(5)

(a)
In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid and the deferred financing costs were written off. See Note 22 to the Financial Statements for additional information.

Income Taxes

The changes in income taxes were due to:

	2006 vs. 2005	2005 vs. 2004

Higher (lower) pre-tax book income	$101	$(19)
Nonconventional fuel tax credits	49	(33)
Tax on foreign earnings	8	(19)
Chilean tax benefit related to monetary indexation (Note 2)	(9)
Transfer of WPD tax items in the first quarter 2006 (Note 5)	(20)
Tax return adjustments	20	(12)
Tax reserve adjustments	3	3
Other	1	1
	$153	$(79)

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In 2006, PPL recorded a $23 million loss, which is net of a tax benefit of $16 million, in connection with the sale of its ownership interest in the Griffith plant. The "Loss from Discontinued Operations" also includes the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax. See Note 10 to the Financial Statements for information on this sale, along with information regarding operating results recorded prior to the sale.

In 2005, PPL recorded a $47 million loss, which is net of a tax benefit of $26 million, in connection with the sale of its Sundance power plant. See "Discontinued Operations" in Note 9 to the Financial Statements for information on this sale, along with information regarding operating losses recorded prior to the sale of the Sundance plant and for operating losses recorded in 2004 related to the sale of PPL Global's investment in a Latin American telecommunications company.

Cumulative Effect of a Change in Accounting Principle

PPL adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," in 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO when incurred if the fair value of the ARO can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO. Application of the interpretation resulted in a cumulative effect of a change in accounting principle that decreased net income by $8 million in 2005. See Note 21 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL is focused on maintaining an appropriate liquidity position and strengthening its balance sheet, thereby continuing to improve its credit profile. PPL believes that its cash on hand, short-term investments, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL currently expects cash, cash equivalents and short-term investments at the end of 2007 to be approximately $600 million and expects to increase its credit facilities from $3.4 billion to greater than $4.0 billion in 2007. However, PPL's cash flows from operations and its access to cost-effective bank and capital markets are subject to risks and uncertainties, including but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL receives from selling power;
•	operational, price and credit risks associated with selling and marketing products in the wholesale power markets;
•	significant switching by customers to or from alternative suppliers that would impact the level of sales under the PLR contracts;
•
ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL's risk exposure to adverse electricity and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	unusual or extreme weather that may damage PPL's transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission and distribution facilities that PPL does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL's current and past business activities; and
•	a downgrade in PPL's or its subsidiaries' credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, PPL had the following:

	2006	2005	2004

Cash and cash equivalents	$794	$555	$616
Short-term investments	359	63	66
	1,153	618	682
Short-term debt	42	214	42

The changes in PPL's cash and cash equivalents position resulted from:

	2006	2005	2004

Net Cash Provided by Operating Activities	$1,758	$1,388	$1,497
Net Cash Used in Investing Activities	(1,617)	(779)	(778)
Net Cash Provided by (Used in) Financing Activities	95	(676)	(578)
Effect of Exchange Rates on Cash and Cash Equivalents	3	6	9
Net Increase (Decrease) in Cash and Cash Equivalents	$239	$(61)	$150

Operating Activities

Net cash from operating activities increased by 27%, or $370 million, in 2006 compared with 2005, primarily as a result of higher domestic retail electric revenues resulting from an 8.4% increase in PLR sales prices and increased international delivery revenues, predominantly related to price increases and changes in customer mix. The increase from 2005 to 2006 was also due, to a lesser extent, to reduced expenditures for oil in 2006 as a result of building up inventory in 2005. These increases were partially offset by a decrease in domestic delivery revenues resulting from a decrease in sales volumes, due in part to milder weather in 2006, increased expenditures for coal and increased U.S. income tax payments, primarily due to lower utilization of foreign tax credits in 2006.

Net cash from operating activities decreased by 7%, or $109 million, in 2005 compared with 2004, primarily as a result of increased income tax payments and fuel expenditures, partially offset by favorable margin impacts attributable to the 7.1% increase in distribution rates and transmission cost recoveries effective January 1, 2005. Income tax payments increased primarily due to favorable impacts of tax credits and refunds realized in 2004. Fuel expenditures increased $115 million due to increased prices and inventory build-up in anticipation of price increases in 2006.

PPL expects to continue to maintain stable cash provided by operating activities as a result of its long-term and intermediate-term power sales commitments from wholesale and retail customers and long-term fuel purchase contracts. PPL estimates that, on average, approximately 89% of its expected annual generation output for the period 2007 through 2009 is committed under long-term and intermediate-term power sales contracts. PPL has started and will continue to layer in sales contracts in the wholesale markets for the capacity and energy currently committed under the PLR supply contracts with PPL Electric, which expire at the end of 2009. Based on the way in which the wholesale markets have developed to this point, new contracts may be of a shorter duration than the PLR supply contracts, which at inception had terms of approximately nine years.

PPL's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL's or its subsidiaries' credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL's or its subsidiaries' ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL estimates that, based on its December 31, 2006 positions, it would have had to post additional collateral of approximately $387 million, compared with $611 million at December 31, 2005. PPL has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Investing Activities

The primary use of cash in investing activities is capital expenditures. See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2006 and projected expenditures for the years 2007 through 2011.

Net cash used in investing activities increased 108%, or $838 million, in 2006 compared with 2005. There were a few items that contributed to this increase. Capital expenditures increased $583 million, primarily as a result of the construction of pollution control equipment at coal-fired plants in Pennsylvania, as discussed in Note 15 to the Financial Statements, and $107 million related to the purchase of leased equipment. See Note 11 to the Financial Statements for further discussion of the purchase of leased equipment in connection with the termination of the related master lease agreements. Additionally, there was an increase of $298 million in net purchases of short-term investments, and PPL received $80 million less in proceeds from the sale of power plants in 2006 compared with 2005. The impact of the above items was partially offset by a decrease of $75 million in net purchases of emission allowances and a decrease of $22 million in the additional amount of cash that became restricted.

Although net cash used in investing activities remained stable in 2005 compared with 2004, there were significant changes in certain components. PPL received $190 million in proceeds from the sale of the Sundance power plant in 2005, compared with $123 million of proceeds from the sale of PPL's minority interest in CGE in 2004. Additionally, there was an increase of $58 million in net proceeds from the sales of short-term investments, an increase of $77 million in capital expenditures and an increase of $63 million in net purchases of emission allowances, in anticipation of future generation.

Financing Activities

Net cash provided by financing activities was $95 million in 2006, compared with net cash used in financing activities of $676 million in 2005 and $578 million in 2004. The change from 2005 to 2006 primarily reflects increased issuance of long-term debt, as well as the issuance of preference stock. In 2006, cash provided by financing activities primarily consisted of net debt issuances of $277 million, net proceeds of $245 million from the issuance of preference stock and $21 million of common stock sale proceeds, partially offset by common and preferred distributions paid of $419 million. See Note 7 to the Financial Statements for details regarding the preference stock issued by PPL Electric.

The increase in cash used in financing activities from 2004 to 2005 primarily reflects the continued retirement of long-term debt and increased dividends to shareowners. In 2005, cash used in financing activities primarily consisted of net debt retirements of $340 million and common and preferred distributions paid of $349 million, partially offset by common stock sale proceeds of $37 million. In 2004, cash used in financing activities primarily consisted of net debt retirements of $863 million and common and preferred distributions paid of $299 million, partially offset by common stock sale proceeds of $596 million, of which $575 million related to the settlement of the common stock purchase contracts that were a component of the PEPS Units and the PEPS Units, Series B.

See "Forecasted Sources of Cash" for a discussion of PPL's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL. Also see "Forecasted Uses of Cash" for a discussion of PPL's plans to pay dividends on its common and preferred securities and repurchase common stock in the future, as well as maturities of PPL's long-term debt.

PPL's debt financing activity in 2006 was:

	Issuances	Retirements

PPL Energy Supply Senior Unsecured Notes	$997
PPL Energy Supply Convertible Senior Notes (a)		$(298)
PPL Capital Funding Subordinated Notes		(148)
PPL Capital Funding Senior Floating Rate Notes		(99)
PPL Transition Bond Company Transition Bonds		(288)
PPL Electric First Mortgage Bonds		(146)
WPD Senior Unsecured Notes (b) (c)	887	(450)
Emel UF Denominated Bonds	101	(103)
Elfec Bolivian Bonds		(3)
PPL Energy Supply Commercial Paper (net change)		(100)
WPD short-term debt (net change)		(73)
Total	$1,985	$(1,708)
Net increase	$277

(a)
Convertible Senior Notes in an aggregate principal amount of $298 million were presented for conversion in 2006. The total conversion premium related to these conversions was $121 million, which was settled with 3,448,109 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares. After such conversions, $102 million of Convertible Senior Notes remain outstanding and are eligible for conversion in the first quarter of 2007. See Notes 4 and 8 to the Financial Statements for discussion of the terms of the Convertible Senior Notes and further discussion of the conversions.

(b)	Issuance includes $446 million of index-linked notes.
(c)	Retirement includes $118 million to settle related cross-currency swaps.

Long-term debt issued during 2006 had stated interest rates ranging from 1.541% to 7.0% and maturities from 2011 through 2056. See Note 8 to the Financial Statements for more detailed information regarding PPL's financing activities.

Forecasted Sources of Cash

PPL expects to continue to have significant sources of cash available in the near term, including various credit facilities, commercial paper programs, an asset-backed commercial paper program and operating leases. PPL also expects to continue to have access to debt and equity capital markets, as necessary, for its long-term financing needs.

Credit Facilities

At December 31, 2006, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued (d)	Available Capacity

PPL Electric Credit Facility (a)	$200			$200
PPL Energy Supply Credit Facilities (b)	2,400		$320	2,080
WPD (South West) Credit Facilities (c)	792		3	789
Total	$3,392		$323	$3,069

(a)
Borrowings under PPL Electric's credit facility bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Electric also has the capability to cause the lenders to issue up to $200 million of letters of credit under this facility, which issuances reduce available borrowing capacity.

The credit facility contains a financial covenant requiring debt to total capitalization to not exceed 70%. At December 31, 2006 and 2005, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facility, were 48% and 55%. The credit facility also contains standard representations and warranties that must be made for PPL Electric to borrow under it.

(b)
PPL Energy Supply has the ability to borrow $2.2 billion under its credit facilities. Such borrowings bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Energy Supply also has the capability to cause the lenders to issue up to $2.4 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.

These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%. At December 31, 2006 and 2005, PPL Energy Supply's consolidated debt to total capitalization percentage, as calculated in accordance with its credit facilities, was 35%. The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

(c)
Borrowings under WPD (South West)'s credit facilities bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. WPD (South West) also has the capability to cause the lenders to issue up to £3 million (approximately $5 million at December 31, 2006) of letters of credit under one of its facilities, which can only be used for letters of credit.

These credit facilities contain financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facilities. At December 31, 2006 and 2005, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit lines, were 5.3 and 6.0. At December 31, 2006 and 2005, WPD (South West)'s RAB, as calculated in accordance with the credit facilities, exceeded its total gross debt by £247 million and £407 million.

(d)
The Borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon. The letters of credit issued as of December 31, 2006, expire as follows: $318 million in 2007 and $5 million in 2008.

In addition to the financial covenants noted in the table above, these credit agreements contain various other covenants. Failure to meet the covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL monitors the covenants on a regular basis. At December 31, 2006, PPL was in material compliance with these covenants. At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

During 2007, PPL intends to maintain the existing $3.4 billion of credit facility capacity, which may require the renewal and extension or replacement of certain facilities. In addition, PPL expects to increase its credit facility capacity by up to $1.0 billion in 2007 to support potential collateral requirements under contracts that it expects to enter into in connection with expanding its wholesale marketing and trading business. See Note 8 to the Financial Statements for further discussion of PPL's credit facilities, including the termination and replacement of a £150 million credit facility of WPD (South West) with a new £150 million credit facility at WPDH Limited in January 2007.

Commercial Paper

PPL Energy Supply and PPL Electric maintain commercial paper programs for up to $500 million for PPL Energy Supply and for up to $200 million for PPL Electric to provide them each with an additional financing source to fund their short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by certain credit agreements of each company. PPL Energy Supply had no commercial paper outstanding at December 31, 2006, and $100 million of commercial paper outstanding at December 31, 2005. PPL Electric had no commercial paper outstanding at December 31, 2006 and 2005. During 2007, PPL Energy Supply and PPL Electric may issue commercial paper from time to time to facilitate short-term cash flow needs.

Asset-Backed Commercial Paper Program

PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly-owned subsidiary on an ongoing basis. The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric uses the proceeds from the program for general corporate purposes and to cash collateralize letters of credit. At December 31, 2006 and 2005, the loan balance outstanding was $42 million, all of which was used to cash collateralize letters of credit. See Note 8 to the Financial Statements for further discussion of the asset-backed commercial paper program.

Operating Leases

PPL and its subsidiaries also have available funding sources that are provided through operating leases. PPL's subsidiaries lease office space, land, buildings and certain equipment. These leasing structures provide PPL with additional operating and financing flexibility. The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees.

PPL, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases. These operating leases are not recorded on PPL's Balance Sheets, which is in accordance with applicable accounting guidance. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At this time, PPL believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases. See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to PPL subsidiaries.

See Note 11 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt and Equity Securities

Subject to market conditions in 2007, PPL and its subsidiaries currently plan to issue up to $1.1 billion in long-term debt securities. PPL expects to use the proceeds primarily to fund capital expenditures, to fund maturities of existing debt and for general corporate purposes. PPL currently does not plan to issue significant amounts of common stock in 2007.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common and preferred securities and possibly the repurchase of a portion of its common stock, beginning in 2009.

Capital Expenditures

The table below shows PPL's actual spending for the year 2006 and current capital expenditure projections for the years 2007 through 2011.

	Actual	Projected

	2006	2007	2008	2009	2010	2011
Construction expenditures (a)
Generating facilities	$275	$329	$231	$294	$314	$313
Transmission and distribution facilities	625	608	582	616	629	686
Environmental	320	612	408	129	37	77
Other	100	91	64	61	60	66
Total Construction Expenditures	1,320	1,640	1,285	1,100	1,040	1,142
Nuclear fuel	74	92	112	113	128	130
Total Capital Expenditures	$1,394	$1,732	$1,397	$1,213	$1,168	$1,272

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $243 million for the 2007-2011 period.

PPL's capital expenditure projections for the years 2007-2011 total approximately $6.8 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. This table includes projected costs related to the planned 349 MW incremental capacity increases. See Note 15 to the Financial Statements for additional information regarding the installation cost of sulfur dioxide scrubbers and other pollution control equipment, which comprise most of the "Environmental" expenditures noted above.

PPL plans to fund all of its capital expenditures in 2007 with cash on hand, cash from operations and the issuance of debt securities.

Contractual Obligations

PPL has assumed various financial obligations and commitments in the ordinary course of conducting its business. At December 31, 2006, the estimated contractual cash obligations of PPL were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$7,854	$1,107	$1,315	$551	$4,881
Capital Lease Obligations	16	1	2	2	11
Operating Leases	608	49	101	104	354
Purchase Obligations (b)	5,602	1,396	1,763	689	1,754
Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (c)	13		13
Total Contractual Cash Obligations	$14,093	$2,553	$3,194	$1,346	$7,000

(a)
Reflects principal maturities only. See Note 4 to the Financial Statements for a discussion of conversion triggers related to PPL Energy Supply's 2.625% Convertible Senior Notes. Also, see Statements of Long-term Debt for a discussion of the remarketing feature related to PPL Energy Supply's 5.70% REset Put Securities.

(b)
The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts. Purchase orders made in the ordinary course of business are excluded from the amounts presented. The payments also include obligations related to nuclear fuel and the installation of the scrubbers, which are also reflected in the Capital Expenditures table presented above.

(c)
The amounts reflected represent WPD’s contractual deficit pension funding requirements arising from an actuarial valuation performed in March 2004 and do not include pension funding requirements for future service or a contingent funding requirement of $59 million payable by March 31, 2008, if certain conditions are not met by March 31, 2007. The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit; however, WPD cannot be certain that this will continue beyond the current review period, which extends to March 31, 2010.

Based on the current funded status of PPL's U.S. qualified pension plans, no contributions are required. See Note 13 to the Financial Statements for a discussion of expected contributions.

Dividends

In December 2004, PPL's Board of Directors adopted a dividend policy that provides for growing the common stock dividend in the future at a rate exceeding the projected rate of growth in earnings per share from ongoing operations until the dividend payout ratio reaches the 50 percent level. Earnings from ongoing operations exclude items that management considers unusual. PPL announced in February 2006 and again in February 2007 its expectation that the growth rate of its dividends over the next few years will continue to exceed the growth rate in the company's earnings per share and, therefore, result in a dividend payout ratio above 50 percent after 2006. Any future dividends are subject to the Board of Directors' quarterly dividend declarations, based on the company's financial position and other relevant considerations at the time.

PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred securities, if and as declared by its Board of Directors.

Common Stock Repurchase

Given the continued improvement in its credit profile, PPL expects to be in a position to repurchase a portion of its common stock beginning in 2009.

Credit Ratings

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The credit ratings of PPL and its subsidiaries are based on information provided by PPL and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

The following table summarizes the credit ratings of PPL and its key subsidiaries at December 31, 2006.

	Moody's	S&P	Fitch (b)
PPL
Issuer Rating	Baa2	BBB	BBB
Outlook	STABLE	STABLE	STABLE

PPL Energy Supply
Issuer Rating		BBB	BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Capital Funding
Issuer Rating			BBB
Senior Unsecured Debt	Baa2	BBB-	BBB
Medium-Term Notes	Baa2	BBB-	BBB
Outlook	STABLE	STABLE	STABLE

PPL Electric
Senior Unsecured/Issuer Rating	Baa1	A-	BBB
First Mortgage Bonds	A3	A-	A-
Pollution Control Bonds (a)	Aaa	AAA
Senior Secured Bonds	A3	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Baa3	BBB	BBB+
Preference Stock	Baa3	BBB	BBB
Outlook	STABLE	STABLE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

PPL Montana
Pass-Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB
Short-term Debt		A-3
Outlook	STABLE	STABLE	STABLE

WPD LLP
Issuer Rating		BBB-	BBB
Short-term Debt		A-3
Preferred Stock (c)	Baa3	BB	BBB
Outlook	STABLE	STABLE	STABLE

WPD (South Wales)
Issuer Rating		BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt		A-2	F2
Outlook	STABLE	STABLE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

(a)	Insured as to payment of principal and interest.
(b)	All Issuer Ratings for Fitch are "Issuer Default Ratings."
(c)	Securities were redeemed in February 2007.

The rating agencies took the following actions related to PPL and its key subsidiaries in 2006:

Moody's

In March 2006, Moody's took the following actions related to the credit ratings of PPL and its subsidiaries:

•	PPL - assigned a Baa2 issuer rating;
•	PPL Capital Funding - upgraded the ratings of its senior unsecured debt and Medium Term Notes to Baa2 from Baa3 and subordinated debt to Baa3 from Ba1; and
•
PPL Electric - upgraded the issuer rating to Baa1 from Baa2 and upgraded the ratings of its First Mortgage Bonds and Senior Secured Bonds to A3 from Baa1 and upgraded the rating of its preferred stock to Baa3 from Ba1.

In March 2006, Moody's also reviewed the credit ratings of PPL Energy Supply and concluded that its ratings remain unchanged.

S&P

In connection with PPL Electric's issuance of preference stock in April 2006, S&P affirmed all of PPL Electric's credit ratings.

In November 2006, S&P completed its annual review of its credit ratings for PPL and its domestic rated subsidiaries. At that time, S&P affirmed its credit ratings and stable outlook for PPL, PPL Energy Supply, PPL Capital Funding, PPL Electric and PPL Montana.

Fitch

In February 2006, Fitch's Europe, Middle East and Africa group implemented Issuer Default Ratings (IDRs) based on its new IDR methodology. This implementation led to Fitch's assignment of the following IDRs and Fitch's upgrading of its ratings on the following securities of WPD and its affiliates.

•	WPDH Limited IDR of BBB- and senior unsecured rating to BBB from BBB-;
•	WPD LLP IDR of BBB, senior unsecured rating to BBB+ from BBB and preferred stock rating to BBB from BBB-; and
•	WPD (South Wales) and WPD (South West) IDR of BBB+ and senior unsecured debt rating to A- from BBB+.

In August 2006, Fitch affirmed its credit ratings and stable outlook for PPL, PPL Energy Supply, PPL Capital Funding and PPL Electric.

In November 2006, Fitch affirmed its credit ratings and stable outlook for WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West).

Ratings Triggers

PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 are convertible upon the occurrence of certain events, including if the long-term credit ratings assigned to the notes by Moody's and S&P are lower than BB and Ba2, or either Moody's or S&P no longer rates the notes. The terms of the notes require cash settlement of the principal amount upon conversion of the notes. See Note 4 to the Financial Statements for more information concerning the Convertible Senior Notes.

WPD (South West)'s 1.541% Index-linked Notes due 2053 and 2056 and WPD (South Wales)'s 4.80436% Notes due 2037 may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1or BB+ in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South West) and WPD (South Wales) operate. These notes totaled $885 million at December 31, 2006.

PPL and its subsidiaries do not have additional material liquidity exposures caused by a ratings downgrade below "investment grade" that would accelerate the due dates of borrowings. However, if PPL's and PPL Energy Supply's debt ratings had been below investment grade at December 31, 2006, PPL and PPL Energy Supply would have had to post an additional $128 million of collateral to counterparties.

Off-Balance Sheet Arrangements

PPL provides guarantees for certain consolidated affiliate financing arrangements that enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions. At this time, PPL believes that these covenants will not limit access to the relevant funding sources.

PPL has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 15 to the Financial Statements for a discussion on guarantees.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument. PPL is exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, the purchase of fuel for the generating assets and energy trading activities, and the purchase of certain metals necessary for the scrubbers PPL is installing at some of its coal-fired generating stations;

•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL's nuclear decommissioning trust funds;

•	foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
•	equity securities price risk associated with the fair value of equity securities invested in by PPL's nuclear decommissioning trust funds.

PPL has a risk management policy approved by its Board of Directors to manage market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL utilizes forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument. This may include exchange prices, quotes obtained from brokers, or an independent valuation by an external source, such as a bank. However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity. If no active trading market exists, contract valuations may include the use of internally developed models, which are then reviewed by an independent, internal group. Although PPL believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record energy derivatives at their fair value, PPL discounts the forward values, as appropriate, using the U.S. Utility BBB+ Curve. Additionally, PPL adjusts derivative carrying values to recognize differences in counterparty credit quality and potential market illiquidity for net open positions, as follows:

•	The credit adjustment takes into account the probability of default, as calculated by an independent service, for each counterparty that has a net out-of-the money position with PPL.

•
The liquidity adjustment takes into account the fact that PPL might have to accept the "ask" price if it wants to close an open sales position or might have to accept the "bid" price if it wants to close an open purchase position.

•
The modeling adjustment takes into account market value for certain contracts when there is no external market to value the contract or when PPL is unable to find independent confirmation of the true market value of the contract.

Accounting and Reporting

To account for and report on contracts entered into to manage market risk, PPL follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted (together, "SFAS 133"); EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities;" and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3." In accordance with SFAS 133, all derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

In accordance with EITF 02-3, PPL reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statements of Income.

In accordance with EITF 03-11, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available.

These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets. Short-term derivative contracts are included in "Current Assets" and "Current Liabilities." Long-term derivative contracts are included in "Regulatory and Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting treatment. For commodity contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. In addition to commodity transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense and foreign currency risk associated with both existing and anticipated debt issuances. PPL also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with commodity transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation. These designations are verified by an independent internal group on a daily basis. See Note 18 to the Financial Statements for a summary of the guidelines used for the designation of derivative energy contracts.

Commodity Price Risk (Non-trading)

Commodity price risk is one of PPL's most significant risks due to the level of investment that PPL maintains in its generation assets. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

To hedge the impact of market price fluctuations on PPL's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. PPL segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133. The majority of PPL's energy transactions qualify for accrual or hedge accounting. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. Although they do not receive hedge accounting treatment, these contracts are considered non-trading.

Within PPL's non-trading portfolio, the decision to enter into energy contracts is influenced by the expected value of PPL's generation. In determining the number of MWhs that are available to be sold forward, PPL reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically is not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (such as peaking units) is reduced because their higher cost of production will not allow them to economically run during all hours.

PPL's non-trading portfolio also includes full requirements energy contracts that qualify for accrual accounting. The net obligation to serve these contracts changes minute by minute. Anticipated usage patterns and energy peaks are affected by expected load changes, regional economic drivers and seasonality. PPL analyzes historical on-peak and off-peak usage patterns, expected load changes, regional economic drivers, and weather patterns, among other factors, to determine a monthly level of a block of electricity that best fits the usage patterns in order to minimize earnings volatility. To satisfy its full requirements obligations, PPL may enter into contracts to purchase unbundled products of electricity, capacity, renewable energy credits (RECs) and other ancillary products. Alternatively, PPL may reserve a block amount of generation for full requirements contracts that is expected to be the best match with their anticipated usage patterns and energy peaks.

Besides energy commodities, PPL implemented a program in 2006 to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL is installing at the Brunner Island and Montour generating plants. These contracts qualify for hedge accounting treatment.

PPL's non-trading commodity derivative contracts mature at various times through 2012. The fair value of the non-trading economic contracts that do not qualify for accrual or hedge accounting treatment as of December 31, 2006, including net premiums on options, was $19 million. The following chart sets forth PPL's net fair market value of all non-trading commodity derivative contracts as of December 31.

	Gains (Losses)
	2006	2005

Fair value of contracts outstanding at the beginning of the period	$(284)	$(11)
Contracts realized or otherwise settled during the period	38	(21)
Fair value of new contracts at inception	(44)	27
Other changes in fair values	179	(279)
Fair value of contracts outstanding at the end of the period	$(111)	$(284)

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at December 31, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$(7)	$6	$4		$3
Prices provided by other external sources	(33)	(177)	9	$1	(200)
Prices based on models and other valuation methods	50	36			86
Fair value of contracts outstanding at the end of the period	$10	$(135)	$13	$1	$(111)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX, which has quoted prices through 2012.

The "Prices provided by other external sources" category includes PPL's forward positions and options in natural gas and electricity and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. This category includes the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following bundled energy prices delivered at illiquid delivery points. The transaction prices associated with the contracts did not equal the wholesale bilateral market prices at inception (Day 1). However, EITF 02-3 does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs. Therefore, PPL recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

Because of PPL's efforts to hedge the value of the energy from its generation assets, PPL sells electricity, capacity and related services and buys fuel on a forward basis, resulting in open contractual positions. If PPL is unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages. These damages would be based on the difference between the market price and the contract price of the commodity. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy. Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2006, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $303 million, compared with a decrease of $275 million at December 31, 2005. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2007 gross margins by $13 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2007 gross margins by $57 million.

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

PPL's trading contracts mature at various times through 2010. The following chart sets forth PPL's net fair market value of trading contracts as of December 31.

	Gains (Losses)
	2006	2005

Fair value of contracts outstanding at the beginning of the period	$5	$10
Contracts realized or otherwise settled during the period	(10)	(30)
Fair value of new contracts at inception	(2)	3
Other changes in fair values	48	22
Fair value of contracts outstanding at the end of the period	$41	$5

PPL will reverse a gain of approximately $11 million of the $41 million unrealized trading gains over the first three months of 2007 as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at December 31, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$(9)	$1			$(8)
Prices provided by other external sources	20	2			22
Prices based on models and other valuation methods	11	15	$1		27
Fair value of contracts outstanding at the end of the period	$22	$18	$1		$41

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of December 31, 2006, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $37 million, compared with a decrease of $23 million at December 31, 2005.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations which exposes them to interest rate risk. PPL utilizes various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At December 31, 2006, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $10 million, compared with $7 million at December 31, 2005.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At December 31, 2006, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $336 million, compared with $200 million at December 31, 2005.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At December 31, 2006, the market value of these instruments, representing the amount PPL would pay upon their termination, was $6 million. At December 31, 2006, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $19 million, compared with $7 million at December 31, 2005.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At December 31, 2006, PPL estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $18 million, compared with $12 million at December 31, 2005.

WPDH Limited holds a net position in cross-currency swaps totaling $784 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from February 2007 to December 2028. The estimated value of this position at December 31, 2006, being the amount PPL would pay to terminate it, including accrued interest, was $205 million. At December 31, 2006, PPL estimated that its potential additional exposure to a change in the market value of these instruments was $115 million for a 10% adverse movement in foreign currency exchange rates and interest rates. At December 31, 2005, the potential additional exposure for the cross-currency swaps outstanding at that time was $143 million for a 10% adverse movement in foreign currency exchange rates and interest rates.

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

To protect 2007 expected income in Chilean pesos, PPL entered into average rate forwards for 12.4 billion Chilean pesos. The settlement date of these forwards is November 2007. At December 31, 2006, the market value of these positions, representing the amount PPL would receive upon their termination, was not significant. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $2 million at December 31, 2006.

PPL has entered into forward contracts to purchase 10.2 million Euros in order to protect against fluctuations in the Euro exchange rate, in connection with the purchase of equipment. The settlement dates of these contracts are January 2007 and January 2008. At December 31, 2006, the market value of these positions, representing the amount PPL would receive upon their termination, was not significant. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $1 million at December 31, 2006.

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

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station. As of December 31, 2006, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2006, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $38 million reduction in the fair value of the trust assets, compared with a $33 million reduction at December 31, 2005. See Note 21 to the Financial Statements for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

At this time, PPL expects that the current level and the volatility of crude oil prices may reduce the amount of synthetic fuel tax credits that PPL receives through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 15 to the Financial Statements for more information regarding the phase-out of the tax credits and shutdown of synfuel projects.

PPL implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

At the end of 2006, PPL settled net purchased options which mitigated some of the reductions in 2006 synthetic fuel tax credits since the annual average wellhead price for 2006 is expected to fall within the applicable phase-out range. Additionally, PPL has net purchased options for 2007 that are expected to mitigate PPL's tax credit phase-out risk due to an increase of the average wellhead price in 2007. These positions did not qualify for hedge accounting treatment. The fair value of these positions at December 31, 2006 and 2005, was a gain of $8 million and $10 million. These amounts are reflected in "Energy-related businesses" revenues on the Statements of Income.

As of December 31, 2006, PPL estimated that a 10% adverse movement in market prices of crude oil would have an immaterial impact on the value of the synthetic fuel hedges. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above in "Contract Valuation," PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance. In this case, PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheets. PPL also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheets. PPL also has established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, which is reflected in "Accounts receivable" on the Balance Sheets. See Note 15 to the Financial Statements.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

For additional information on related party transactions, see Note 16 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements. Any such transactions may impact future financial results. See Note 9 to the Financial Statements for information regarding recent acquisition, development and divestiture activities.

At December 31, 2006, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

In connection with the ongoing review of its non-core international minority ownership investments, PPL Global sold certain minority interests in 2006, 2005 and 2004. See Note 9 to the Financial Statements for additional information.

PPL is currently planning incremental capacity increases of 349 MW at several existing domestic generating facilities. Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation. See Note 15 to the Financial Statements for additional information, as well as information regarding the planned shut down of two 150 MW generating units at PPL Martins Creek in September 2007.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 15 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL.

New Accounting Standards

See Note 23 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.) PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value. PPL must adopt SFAS 157 no later than January 1, 2008. The adoption of SFAS 157 is expected to impact the fair value component of PPL's critical accounting policies related to "Price Risk Management," "Pension and Other Postretirement Benefits," "Asset Impairment," "Leasing" and "Asset Retirement Obligations." See Note 23 to the Financial Statements for additional information regarding SFAS 157.

1)  Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2)  Pension and Other Postretirement Benefits

PPL and certain of its subsidiaries sponsor various pension and other postretirement benefit plans applicable to the majority of the employees of PPL and its subsidiaries. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits. In addition, PPL adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006. See Note 13 to the Financial Statements for additional information about the plans and for additional information regarding the accounting for pension and other postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans. The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting a discount rate for its domestic pension and other postretirement plans, PPL starts with an analysis of the expected benefit payment stream for its plans. This information is first matched against a spot-rate yield curve. A portfolio of over 500 Moody's Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $370 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve. The results of this analysis are considered in conjunction with other economic data and consideration of movements in the Moody's Aa bond index to determine the discount rate assumption. At December 31, 2006, PPL increased the discount rate for its domestic pension plans from 5.70% to 5.94% as a result of this assessment and increased the discount rate for its other postretirement benefit plans from 5.70% to 5.88%.

A similar process is used to select the discount rate for the WPD pension plans, which uses an iBoxx British pounds sterling denominated corporate bond index as its base. At December 31, 2006, PPL increased the discount rate for its international pension plans from 4.75% to 5.17% as a result of this assessment.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans. At December 31, 2006, PPL's expected return on plan assets remained at 8.50% for its domestic pension plans and decreased to 7.75% from 8.00% for its other postretirement benefit plans. For its international plans, PPL's expected return on plan assets remained at 8.09% at December 31, 2006.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates. At December 31, 2006, PPL's rate of compensation increase remained at 4.75% for its domestic plans. For its international plans, PPL's rate of compensation increase was changed to 4.0% from 3.75% at December 31, 2006.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2006, PPL's health care cost trend rates were 9.0% for 2007, gradually declining to 5.5% for 2012.

A variance in the assumptions listed above could have a significant impact on accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities in the 2006 financial statements associated with a change in certain assumptions based on PPL's primary pension and other postretirement benefit plans. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

	Increase (Decrease)
Actuarial Assumption	Change in Assumption	Impact on Liabilities	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$201	$15	$186
Expected Return on Plan Assets	(0.25)%	N/A	11	(12)
Rate of Compensation Increase	0.25%	27	5	22
Health Care Cost Trend Rate (a)	1.0%	20	2	18

(a)	Only impacts other postretirement benefits.

The total net pension and other postretirement benefit obligations recognized by PPL, including the impact of adoption of SFAS 158, were $604 million as of December 31, 2006.

In 2006, PPL recognized net periodic pension and other postretirement costs charged to operating expenses of $85 million. This amount represents a $34 million increase from 2005. This increase in expense was partially attributable to PPL's international plans and increased recognition of prior losses. Increased expense for PPL's domestic pension plans was attributable to updated demographic assumptions, primarily due to updating the mortality table used to measure the obligations and costs.

3)	Asset Impairment

PPL performs impairment analyses for long-lived assets, including intangibles, that are subject to depreciation or amortization in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." PPL tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable. Examples of such events or changes in circumstances are:

•	a significant decrease in the market price of an asset;
•	a significant adverse change in the manner in which an asset is being used or in its physical condition;
•	a significant adverse change in legal factors or in the business climate;
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•	a current-period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

For a long-lived asset, an impairment exists when the carrying value exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.

In determining asset impairments, management must make significant judgments to estimate future cash flows, the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets. Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements. For determining fair value, the FASB has indicated that quoted market prices in active markets are the best evidence of fair value. However, when market prices are unavailable, other valuation techniques may be used. PPL has generally used discounted cash flow to estimate fair value. Discounted cash flow is calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

PPL has determined that, when alternative courses of action to recover the carrying value of a long-lived asset are being considered, it uses estimated cash flows from the most likely approach to assess impairment whenever one scenario is clearly the most likely outcome. If no scenario is clearly most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternative scenarios. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the assets. That assessment made as of the balance sheet date is not revised based on events that occur after the balance sheet date.

During 2006, PPL and its subsidiaries evaluated certain gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these assets may not be recoverable. PPL did not record an impairment of these gas-fired generation assets in 2006. For these impairment analyses, the most significant assumption was the estimate of future cash flows. PPL estimates future cash flows using information from its corporate business plan adjusted for any recent sale or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sale and purchase commitments. A 10% decrease in estimated future cash flows for the gas-fired generation assets would not have resulted in an impairment charge.

In 2006, PPL recorded impairments of certain long-lived assets. See Note 15 to the Financial Statements for a discussion of the impairment of PPL Energy Supply's synfuel projects and Note 9 to the Financial Statements for a discussion of an impairment recorded by PPL Global.

PPL performs impairment analyses for goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets." PPL performs an annual impairment test for goodwill, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

SFAS 142 requires goodwill to be tested for impairment at the reporting unit level. PPL has determined its reporting units to be one level below its operating segments.

Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any.

The second step requires a calculation of the implied fair value of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination. That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of the reporting unit goodwill is then compared with the carrying value of that goodwill. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying value of the reporting unit's goodwill.

In 2006, PPL was required to complete the second step of the assessment for its U.K. reporting unit. This assessment did not result in an impairment charge, as the implied fair value of the goodwill exceeded the reporting unit's carrying value of the goodwill. PPL's most significant assumptions surrounding the goodwill impairment tests relate to the estimates of reporting unit fair values. PPL estimated fair values primarily based upon discounted cash flows. For the U.K. reporting unit, an increase of the discount rate by 25 basis points would not have resulted in an impairment of goodwill; however, a 10% reduction in the forecasted cash flows would have resulted in a $68 million impairment of goodwill.

In 2006, no other second-step assessments were required for goodwill in other reporting units. A decrease in the forecasted cash flows of 10% or an increase of the discount rates by 25 basis points also would not have resulted in an impairment of goodwill in other reporting units.

PPL also performs a review of the residual value of leased assets in accordance with SFAS 13, "Accounting for Leases." PPL tests the residual value of these assets annually or more frequently whenever events or changes in circumstances indicate that a leased asset's residual value may have declined. The residual value is defined by SFAS 13 as the estimated fair value of the leased property at the end of the lease term. If the review produces a lower estimate of residual value than was originally recorded, PPL is required to determine whether the decline is other than temporary. If it is other than temporary, the residual value will be revised using the new estimate. This reduction in the residual value will be recognized as a loss in the period in which the estimate was changed. If the review provides a higher estimate of residual value than was originally recorded, no adjustment will be made.

In testing the residual value of leased assets, management must make significant assumptions to estimate: future cash flows; the useful lives of the leased assets; the fair value of the assets; and management's intent to use the assets. Changes in assumptions used in the tests could result in significantly different outcomes than those identified and recorded in the financial statements. PPL used discounted cash flow to determine the estimated fair value of the leased assets at the end of the lease term.

In 2006, PPL and its subsidiaries evaluated the residual value of certain leased assets. This analysis did not indicate any necessary changes to the residual value. PPL's estimate was based on using projections of electric and fuel prices and any firm sale and purchase agreements. An increase of the discount rate by 25 basis points or a 10% reduction in the forecasted cash flows would have resulted in a reduction of the residual value of these leased assets of $1 million and $6 million, if it was determined that the reduction was other than temporary.

4)	Leasing

PPL applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements. In general, there are two types of leases from a lessee's perspective: operating leases (leases accounted for off-balance sheet); and capital leases (leases capitalized on the balance sheet).

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital. Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease, thus significantly impacting the amounts to be recognized in the financial statements.

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: real estate and/or related integral equipment; sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets); synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes); and lessee involvement in the construction of leased assets.

At December 31, 2006, PPL continued to participate in a significant sale/leaseback transaction. In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year leases. This transaction is accounted for as an operating lease in accordance with current accounting pronouncements related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL would have recorded approximately $250 million of additional assets and approximately $305 million of additional liabilities on its balance sheet at December 31, 2006, and would have recorded additional expenses currently estimated at $7 million, after-tax, in 2006.

See Note 11 to the Financial Statements for additional information related to operating leases.

5)	Loss Accruals

PPL periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. PPL's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies," and other related accounting guidance. SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. The FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains. PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, income taxes, regulatory penalties and other events.

PPL also has accrued estimated losses on long-term purchase commitments when significant events have occurred. For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of energy purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the estimated loss associated with these long-term purchase commitments to make above-market NUG purchases was recorded because PPL Electric was committed to purchase electricity at above market prices but it could no longer recover these costs in regulated rates. PPL considers these losses to be similar to an asset impairment or inventory write-downs.

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient. All three of these aspects of accounting for loss accruals require significant judgment by PPL's management.

Initial Identification and Recording of the Loss Accrual

PPL uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Two significant loss accruals were initially recorded in 2005. One was the loss accrual related to the PJM billing dispute. Another involved the accrual of remediation expenses in connection with the ash basin leak at the Martins Creek generating station. Significant judgment was required by PPL's management to perform the initial assessment of these contingencies.

•
In 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC, alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of $8 million, and for PJM to refund these same amounts to PECO. In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order). In the Order, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed. The FERC ordered settlement discussions, before a judge, to determine the amount of the overcharge to PECO and the parties responsible for reimbursement to PECO.

Based on an evaluation of the FERC Order, PPL's management concluded that it was probable that a loss had been incurred in connection with the PJM billing dispute. PPL Electric recorded a loss accrual of $47 million, the amount of PECO's claim, in the first quarter of 2005.

•
In August 2005, there was a leak of water containing fly ash from a disposal basin at the Martins Creek plant. This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River. PPL immediately began to work with the Pennsylvania DEP and appropriate agencies and consultants to assess the extent of environmental damage caused by the discharge and to remediate the damage. At that time, PPL had, and still has, no reason to believe that the Martins Creek fly ash leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, at that time, PPL expected that it would be subject to an enforcement action by the Pennsylvania DEP and that claims may be brought against it by several state agencies and private litigants.

PPL's management assessed the contingency in the third quarter of 2005. The ultimate cost of the remediation effort was difficult to estimate due to a number of uncertainties, such as the scope of the project, the impact of weather conditions on the ash recovery effort, and the ultimate outcome of enforcement actions and private litigation. PPL's management concluded, at the time, that $33 million was the best estimate of the cost of the remediation effort. PPL recorded this loss accrual in the third quarter of 2005.

See Note 15 to the Financial Statements for additional information on both of these contingencies and see "Ongoing Assessment of Recorded Loss Accruals" for a discussion of the year-end assessments of these contingencies.

PPL has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Accruals

When an estimated loss is accrued, PPL identifies, where applicable, the triggering events for subsequently reducing the loss accrual. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

•
Certain loss accruals are systematically reduced based on the expiration of contract terms. An example of this is the loss accrual for above-market NUG purchase commitments, which is described below. This loss accrual is being reduced over the lives of the NUG purchase contracts.

•	Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or when underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL makes actual payments, a better estimate of the loss is determined or the loss is no longer considered probable.

The largest loss accrual on PPL's balance sheet, and the loss accrual that changed most significantly in 2006, was for an impairment of above-market NUG purchase commitments. This loss accrual reflects the estimated difference between the above-market contract terms, under the purchase commitments, and the expected fair value of the electricity to be purchased at the date these contracts were impaired. This loss accrual was originally recorded at $879 million in 1998, when PPL Electric's generation business was deregulated.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000, corporate realignment. PPL EnergyPlus continues to reduce the above-market NUG liability based on the aforementioned schedule. As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with expected market prices. The above-market loss accrual was $136 million at December 31, 2006. This loss accrual will be significantly reduced by 2009, when all but one of the NUG contracts expires. The then-remaining NUG contract will expire in 2014.

Ongoing Assessment of Recorded Loss Accruals

PPL reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves ongoing communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

As part of the year-end preparation of its financial statements, PPL's management re-assessed the loss accruals recorded in 2005, for the two contingencies described above under "Initial Identification and Recording of the Loss Accrual." See Note 15 to the Financial Statements for additional information.

•
In March 2006, the FERC rejected the proposed settlement agreement that was filed with the FERC in September 2005. Subsequently, in March 2006, PPL Electric and Exelon filed with the FERC a new proposed settlement agreement. In November 2006, the FERC entered an order accepting the March 2006 proposed settlement agreement, upon the condition that PPL Electric agree to certain modifications. In December 2006, PPL Electric and Exelon filed with the FERC a modified offer of settlement (Compliance Filing). Under the Compliance Filing, which must be approved by the FERC, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill. Through December 31, 2006, the estimated interest on this payment would be $4 million, for a total payment of $42 million. As a result, at December 31, 2006, the loss accrual was reduced to $42 million. PPL's management will continue to assess the loss accrual for this contingency in future periods.

•
In 2005, PPL also re-assessed the contingency for the Martins Creek ash basin remediation. Based on the ongoing remediation efforts and communications with the Pennsylvania DEP and other appropriate agencies, at December 31, 2005, PPL's management concluded that $48 million was the best estimate of the cost of the remediation effort.

In 2006, PPL reduced the estimate of costs to $37 million, primarily due to an insurance claim settlement. This amount represents management's best estimate of the probable loss associated with the Martins Creek ash basin leak. At December 31, 2006, the remaining contingency for this remediation was $9 million. PPL cannot predict the final cost of the remediation, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of the lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL as a result of the disposal basin leak. PPL also cannot predict with certainty the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL. PPL's management will continue to assess the loss accrual for this contingency in future periods.

Income Tax Uncertainties

Significant management judgment is required in developing PPL's contingencies, or reserves, for income taxes and valuation allowances for deferred tax assets. The ongoing assessment of tax contingencies is intended to result in management's best estimate of the ultimate settled tax position for each tax year. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ from the amount accrued. In evaluating the exposure associated with various filing positions, PPL accounts for changes in probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. The ongoing assessment of valuation allowances is based on an assessment of whether deferred tax assets will ultimately be realized. Management considers a number of factors in assessing the ultimate realization of deferred tax assets, including forecasts of taxable income in future periods.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." PPL adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 alters the methodology PPL currently uses to account for income tax uncertainties. Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5. See Note 23 to the Financial Statements for a more detailed discussion of FIN 48 and for information regarding the expected impact of adoption.

6)	Asset Retirement Obligations

SFAS 143, "Accounting for Asset Retirement Obligations," requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," clarifies the term conditional ARO as used in SFAS 143. FIN 47 specifies that a conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.

In determining AROs, management must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in current period dollars, inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements. Changes in ARO costs and settlement dates, which affect the carrying value of various AROs and the related assets, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligations.

At December 31, 2006, PPL had AROs totaling $336 million recorded on the Balance Sheet. Of this amount, $276 million or 82% relates to PPL's nuclear decommissioning ARO. PPL's most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates. A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to the nuclear decommissioning ARO liability at PPL as of December 31, 2006, associated with a change in these assumptions at the time of initial recognition. There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%/(10)%	$25/$(25)
Discount Rate	0.25%/(0.25)%	$(26)/$29
Inflation Rate	0.25%/(0.25)%	$32/$(29)

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.

PPL ENERGY SUPPLY, LLC
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. Please refer to Exhibit 99(a) in Item 15 for a listing of its principal subsidiaries and to "Item 1. Business - Background," for descriptions of PPL Energy Supply's domestic and international businesses. Through its subsidiaries, PPL Energy Supply's reportable segments are Supply and International Delivery. PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in regulated international delivery businesses through efficient operations and strong customer and regulatory relations. More specifically, PPL Energy Supply's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to movements in energy and fuel prices and counterparty credit risk. PPL Energy Supply's strategy for its international electricity delivery businesses is to own and operate these businesses at the most efficient cost while maintaining high levels of customer service and reliability.

PPL Energy Supply faces several risks in its generation business. The principal risks are electricity and capacity wholesale price risk, fuel supply and price risk, power plant performance, evolving regulatory frameworks and counterparty credit risk. PPL Energy Supply attempts to manage these risks through various means. For instance, PPL Energy Supply operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics. PPL Energy Supply currently expects to expand its generation capacity over the next several years through power uprates at certain of its existing power plants, the potential construction of new plants and the potential acquisition of existing plants or businesses. PPL Energy Supply is and will continue to remain focused on the operating efficiency and availability of its existing and any newly constructed or acquired power plants. In addition, PPL Energy Supply has executed and continues to pursue contracts of varying lengths for energy sales and fuel supply, and other means to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL Energy Supply sells it. Whether PPL Energy Supply decides to, or is able to, continue to enter into long-term or intermediate-term power sales and fuel purchase agreements or renew its existing agreements and the market conditions at that time will affect its future profitability. Currently, PPL Energy Supply's commitments for energy sales are substantially satisfied through its own generation assets - i.e., PPL Energy Supply primarily markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions. However, PPL Energy Supply's future marketing efforts may rely less on PPL Energy Supply's generation assets and more on supply contracted from others. PPL Energy Supply has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of earnings and cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

PPL Energy Supply's international electricity delivery businesses are rate-regulated. Accordingly, these businesses are subject to regulatory risk in terms of the costs that they may recover and the investment returns that they may collect in customer rates. The principal challenge that PPL Energy Supply faces in its international electricity delivery businesses is to maintain high standards of customer service and reliability in a cost-effective manner. PPL Energy Supply faces additional financial risks in conducting international operations, such as fluctuations in currency exchange rates. PPL Energy Supply attempts to manage these financial risks through its risk management programs.

A key challenge for PPL Energy Supply's business as a whole is to maintain a strong credit profile. Investors, analysts and rating agencies that follow companies in the energy industry continue to be focused on the credit quality and liquidity position of these companies. PPL Energy Supply continually focuses on maintaining an appropriate capital structure and liquidity position, thereby appropriately managing its target credit profile.

See "Item 1A. Risk Factors" for more information concerning the material risks that PPL Energy Supply faces in its businesses.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Energy Supply's past and expected future performance in implementing the strategies and managing the risks and challenges mentioned above. Specifically:

•
"Results of Operations" provides an overview of PPL Energy Supply's operating results in 2006, 2005 and 2004, including a review of earnings, with details of results by reportable segment. It also provides a brief outlook for 2007.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL Energy Supply's past and future liquidity position and financial condition. This subsection also includes a listing and discussion of PPL Energy Supply's current credit ratings.

•	"Financial Condition - Risk Management - Energy Marketing & Trading and Other" provides an explanation of PPL Energy Supply's risk management programs relating to market risk and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Energy Supply and that require its management to make significant estimates, assumptions and other judgments.

The information provided in this Item 7 should be read in conjunction with PPL Energy Supply's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

Earnings

Net income was:
2006	2005	2004

$698	$542	$651

The changes in net income from year to year were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

The year-to-year changes in significant earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

PPL Energy Supply's earnings beyond 2006 are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL Energy Supply's future earnings.

Segment Results

Net income by segment was:

	2006	2005	2004

Supply	$430	$327	$454
International Delivery	268	215	197
Total	$698	$542	$651

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006, 2005 and 2004 reflect the reclassification of the Griffith plant revenues and expenses from certain income statement line items to "Loss from Discontinued Operations." The Supply segment results in 2005 and 2004 also reflect the reclassification of the Sundance plant revenues and expenses from certain income statement line items to "Loss from Discontinued Operations." See Notes 9 and 10 to the Financial Statements for further discussion.

Supply segment net income was:

	2006	2005	2004

Energy revenues	$3,366	$2,814	$2,819
Energy-related businesses	559	521	445
Total operating revenues	3,925	3,335	3,264
Fuel and energy purchases	1,718	1,315	1,262
Other operation and maintenance	755	774	669
Depreciation	148	135	138
Taxes, other than income	34	36	39
Energy-related businesses	605	589	498
Total operating expenses	3,260	2,849	2,606
Other Income - net	43	27	18
Interest Expense	87	81	64
Income Taxes	168	42	146
Minority Interest	3	2	2
Loss from Discontinued Operations	20	53	10
Cumulative Effect of Change in Accounting Principle		(8)
Total	$430	$327	$454

The after-tax changes in net income were due to the following factors, including discontinued operations.

	2006 vs. 2005	2005 vs. 2004

Eastern U.S. non-trading margins	$94	$(45)
Western U.S. non-trading margins	7	(5)
Net energy trading margins	1	8
Depreciation	(7)	4
Operation and maintenance expenses	(29)	(26)
Interest income on 2004 IRS tax settlement		(9)
Realized earnings on nuclear decommissioning trust (Note 17)	4	7
Interest expense	(2)	(5)
Earnings from synfuel projects	(32)	25
Income tax reserve and intercompany state tax allocation adjustments (Note 5)		15
Other	5	(5)
Unusual items	62	(91)
	$103	$(127)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses in 2006 compared with 2005 were primarily due to increased outage and non-outage expenses at the Susquehanna nuclear facility and certain of PPL Energy Supply's coal plants and the timing of other planned outages. Higher operation and maintenance expenses in 2005 compared with 2004 were primarily due to higher levels of planned maintenance and plant outages in 2005.

•
The decline in earnings contributions from synfuel projects in 2006 compared with 2005 resulted primarily from the anticipated phase-out of synthetic fuel tax credits starting in 2006 and lower production levels due to high crude oil prices. See Note 15 to the Financial Statements for more information on the temporary shutdown of the Somerset facility. The improved earnings contribution from synfuel projects in 2005 compared with 2004 resulted primarily from higher synthetic fuel tax credits due to higher output at the Tyrone facility, which went into commercial operation in August 2004. Also contributing to the 2005 synthetic fuel earnings increase were unrealized gains on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

The following after-tax items, which management considers unusual, also had a significant impact on the Supply segment earnings. See the indicated Notes to the Financial Statements for additional information.

	2006	2005	2004

Sale of interest in the Griffith plant (Note 10)	$(16)
Reduction in Enron reserve (Note 1)	11
Impairment of synfuel-related assets (Note 15)	(6)
Off-site remediation of ash basin leak (Note 15)	6	$(27)
Susquehanna workforce reduction (Note 13)	(3)
PJM billing dispute (Note 15)	(18)
Impairment of nuclear decommissioning trust investments (Note 21)	(3)
Sale of the Sundance plant (Note 9)		(47)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)		(3)
Settlement of NorthWestern litigation (a)		(6)
Recording of conditional AROs (Note 21)		(8)
Total	$(29)	$(91)

(a)
In the first quarter of 2005, PPL Energy Supply recognized a charge for a loss contingency related to litigation with NorthWestern. In September 2005, PPL Energy Supply and NorthWestern reached a final agreement to settle this litigation.

2007 Outlook

PPL Energy Supply projects significantly higher earnings in its supply business segment in 2007 compared with 2006. Based on current forward energy prices and hedges already in place, PPL Energy Supply is projecting higher energy margins, driven primarily by the replacement of expiring fixed-price supply obligations with higher-margin wholesale energy contracts, and an increase in generation prices under the PUC-approved PLR contracts between PPL Electric and PPL EnergyPlus for customers who choose not to shop for an energy supplier.

While PPL Energy Supply expects improved baseload power plant performance in 2007, this performance will be somewhat offset by the retirement in September of two coal units at the Martins Creek power plant in Pennsylvania and by more planned outages, including the Susquehanna Unit 1 outage to address the remaining control rod friction issues. PPL Energy Supply believes these planned outages will improve the overall long-term reliability of PPL Energy Supply's generation fleet. PPL Energy Supply also expects a modest increase in fuel-related expenses and increased operation and maintenance expenses.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	2006	2005	2004

Utility revenues	$1,260	$1,130	$1,032
Energy-related businesses	87	76	70
Total operating revenues	1,347	1,206	1,102
Energy purchases	337	266	215
Other operation and maintenance	286	250	208
Depreciation	161	157	146
Taxes, other than income	58	58	56
Energy-related businesses	38	28	41
Total operating expenses	880	759	666
Other Income - net	33	10	31
Interest Expense	203	203	203
Income Taxes	21	34	59
Minority Interest	8	5	6
Loss from Discontinued Operations			2
Total	$268	$215	$197

The after-tax changes in net income were due to the following factors, including discontinued operations.

	2006 vs. 2005	2005 vs. 2004
U.K.
Delivery margins	$32	$23
Operation and maintenance expenses	(15)	(30)
Depreciation	(9)	(6)
Income taxes	34
Impact of changes in foreign currency exchange rates	(5)	2
Impairment of investment in U.K. real estate (Note 9)	(6)
Gain on transfer of equity investment (Note 9)	5
Hyder liquidation distributions (Note 9)	27
Other	5	5
Latin America
Delivery margins	10	6
Operation and maintenance expenses	(1)	(4)
Income taxes	11	(1)
Impact of changes in foreign currency exchange rates	2	2
Other	(1)	(2)
U.S. income taxes	(38)	36
Other	1	1
Unusual items	1	(14)
	$53	$18

•
The U.K.'s earnings in both periods were positively impacted by higher margins. Favorable margins in 2006 compared with 2005 were primarily due to price increases and changes in customer mix. For 2005 compared with 2004, higher margins were partially due to a favorable customer mix and an incentive revenue award from the regulator for outstanding customer service.

•	Higher U.K. operation and maintenance expenses in both periods were due primarily to increased pension costs.

•	Higher depreciation in both periods was, in part, due to a reduction in meter lives during 2005.

•
Lower U.K. income taxes in 2006 compared with 2005 were primarily due to the transfer of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate. See Note 5 to the Financial Statements for additional information.

•	Changes in foreign exchange rates decreased WPD's portion of revenue and expense line items by 2% in 2006 compared with 2005, and increased them by about 1% in 2005 compared with 2004.

•
U.S. income taxes increased in 2006 compared with 2005 due to a 2005 tax true-up, 2006 WPD dividend planning, and lower utilization of foreign tax credits. U.S. income taxes decreased in 2005 compared with 2004, partly due to greater utilization of foreign tax credits.

•
Latin America earnings were positively impacted in 2006 compared with 2005 by higher margins, primarily due to a 7% increase in sales volumes at Emel and accounting adjustments related to Chilean deferred taxes and depreciation related to prior periods. See Note 2 to the Financial Statements for additional information on the accounting adjustments.

The following after-tax items, which management considers unusual, also had a significant impact on the International Delivery segment earnings. See the indicated Notes to the Financial Statements for additional information.

	2006	2005	2004

Reduction in Enron reserve	$1
Sale of CGE (Note 9)			$(7)
Sale of CEMAR (Note 9)			23
Sale of Latin American telecommunications company (Note 9)			(2)
Total	$1		$14

2007 Outlook

PPL Energy Supply projects the earnings from its international delivery business segment to decline in 2007 compared with 2006. Higher delivery margins, due to higher unit sales in Latin America and higher unit prices in the U.K., are expected to be offset by increased operating expenses in the majority of these delivery businesses and a significantly higher effective tax rate in the U.K. due to the favorable resolution of several tax-related items in 2006. In addition, PPL Energy Supply does not expect gains from the sale or liquidation of U.K. non-electricity delivery businesses to continue at the same level in 2007 as occurred in 2006.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	2006 vs. 2005	2005 vs. 2004

Wholesale energy marketing	$441	$(93)
Wholesale energy marketing to affiliate	118	90
Unregulated retail electric and gas	(10)	(13)
Net energy trading margins	3	11
Other revenue adjustments (a)	1	30
Total revenues	553	25
Fuel	(33)	147
Energy purchases	498	(37)
Energy purchases from affiliate	9	(6)
Other cost adjustments (a)	(107)	(6)
Total cost of sales	367	98
Domestic gross energy margins	$186	$(73)

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally. These exclusions include revenues and energy costs related to the international operations of PPL Global and an accrual for the loss contingency related to the PJM billing dispute in 2005 and 2006 (see Note 15 to the Financial Statements for additional information). Also adjusted to include the margins of the Griffith and Sundance plants prior to their sales in June 2006 and May 2005, which are included in "Loss from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities. PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Additionally, beginning in 2006, PPL Energy Supply further segregates non-trading activities into two categories: hedge activity and economic activity. Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, but do not qualify for hedge accounting, or hedge accounting was not elected, under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

	2006 vs. 2005	2005 vs. 2004
Non-trading
Eastern U.S.	$161	$(77)
Western U.S.	12	(9)
Net energy trading	13	13
Domestic gross energy margins	$186	$(73)

Eastern U.S.

Eastern U.S. non-trading margins were higher in 2006 compared with 2005, primarily due to higher PLR sales prices and higher wholesale prices. PLR sales prices were 8.4% higher in 2006, in accordance with the schedule established by the PUC Final Order. Partially offsetting these higher margins was lower nuclear generation of 3%, as well as higher coal and nuclear fuel prices, which were up 12% and 10%.

In 2005, PPL Energy Supply began participating in the Midwest ISO (MISO), an independent transmission system operator that serves the electric transmission needs of much of the Midwest. PPL Energy Supply records its business activities within MISO consistent with its accounting for activities in other RTOs.

Eastern U.S. non-trading margins were lower in 2005 compared with 2004, primarily due to higher fuel costs. Average coal prices increased by 12% over 2004, while average gas and oil prices increased by 24%. Despite record high generation in 2005, the increased use of higher-cost oil and gas units to cover retail volumes, which were up 5% over 2004, and generation output lost during coal and nuclear plant outages contributed to lower margins. Due to market price increases and changes in fuel mix, average fuel prices increased 22% over 2004. Partially offsetting the effects of higher fuel costs was a 2% increase in PLR sales prices, in accordance with the schedule established by the PUC Final Order.

The amount of Eastern non-trading margins from unrealized mark-to-market transactions that did not qualify for hedge accounting treatment, or for which hedge accounting was not elected, and from hedge ineffectiveness was a loss of $8 million in 2006, compared with a loss of $4 million in 2005, and an immaterial loss in 2004.

Western U.S.

Northwestern U.S. non-trading margins were higher in 2006 compared with 2005, primarily due to higher wholesale prices. Also contributing to the increase was a 6% increase in hydroelectric generation. Partially offsetting these improvements were higher coal prices, which were up 14%.

Southwestern U.S. non-trading margins were lower in 2006 compared with 2005, as well as in 2005 compared with 2004, primarily due to the sale of PPL Energy Supply's 50% interest in the Griffith plant in June 2006 and the sale of PPL Energy Supply's Sundance plant in May 2005.

The amount of Western non-trading margins from unrealized mark-to-market transactions that did not qualify for hedge accounting treatment, or for which hedge accounting was not elected, and from hedge ineffectiveness was immaterial in 2006, 2005 and 2004.

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

Net energy trading margins increased by $13 million in 2006 compared to 2005 primarily due to contracts reclassified as trading activity for hedge (non-trading) transactions related to the Griffith plant after the announced plan to sell PPL Energy Supply's interest in the plant. See Note 10 to the Financial Statements for additional information.

Net energy trading margins increased by $13 million in 2005 compared with 2004, primarily due to the inclusion of FTRs. As of July 1, 2005, FTRs were deemed to meet the definition of a derivative and were accounted for as such prospectively. Therefore, the forward and realized value for FTRs entered into for speculative purposes is accounted for as part of "Net energy trading margins" on the Statement of Income. From July 1 through December 31, 2005, gains on speculative FTRs totaled $10 million.

The amount of energy trading margins from unrealized mark-to-market transactions was a $9 million gain in 2006, a $5 million loss in 2005, and a $13 million gain in 2004.

The physical volumes for electricity and gas associated with energy trading were:

	2006	2005	2004

GWh	7,724	5,800	5,700
Bcf	21.5	13.4	11.7

Utility Revenues

The increases in utility revenues were attributable to:

	2006 vs. 2005	2005 vs. 2004
International:
Retail electric revenue
U.K.	$45	$26
Latin America
Chile	46	36
El Salvador	24	10
Bolivia	5	2
Foreign currency exchange rates	10	24
	$130	$98

The increases in utility revenues for 2006 compared with 2005, excluding foreign currency exchange rate impacts, were primarily due to:

•	an increase in the U.K. due to higher average prices and changes in customer mix; and
•	increases in Latin America due to a 7.3% increase in sales volumes in Chile and an 8.6% increase in sales volume in El Salvador and higher generation supply average prices in both countries.

The increases in utility revenues for 2005 compared with 2004, excluding foreign currency exchange rates impacts, were primarily due to:

•	increases in the U.K. primarily due to favorable customer mix and an incentive revenue award for outstanding customer service; and
•	increases in Latin America due to a 6% increase in sales volumes in El Salvador and a 7% increase in sales volumes in Chile and higher generation supply average prices in both countries.

Energy-related Businesses

Energy-related businesses contributed $23 million more to operating income in 2006 compared with 2005. The increase was primarily attributable to:

•
$18 million of lower pre-tax losses from synfuel projects. This reflects $29 million of lower operating losses due to lower production levels, partially offset by an impairment charge of $10 million on the synfuel-related assets;

•	a $3 million increase from PPL Telcom due to an increase in transport-related sales, as well as reduced spending on a product line (before depreciation, interest expense, and income taxes); and
•	a $3 million increase from WPD's telecommunications business.

Energy-related businesses contributed $4 million more to operating income in 2005 compared with 2004. The increase was attributable to:

•	a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 9 to the Financial Statements for additional information); and
•	an aggregate increase of $4 million from various international subsidiary businesses; partially offset by
•
additional pre-tax losses in 2005 of $16 million on synfuel projects. This reflects $26 million of additional operating losses due to higher production levels, offset by a $10 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007.

See Note 15 to the Financial Statements for an overall assessment of synthetic fuel tax credits and a further discussion of the impairment of these facilities and the temporary shutdown of one of these facilities.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	2006 vs. 2005	2005 vs. 2004

Martins Creek ash basin remediation (Note 15)	$(37)	$48
Increase in pension and postretirement costs (Note 13)	22	43
Accelerated amortization of stock-based compensation (Note 1)	(13)	13
Increase (decrease) in allocation of corporate service costs (Note 16)	18	(1)
NorthWestern litigation payment	(9)	9
Outage costs at Eastern U.S. fossil/hydro stations	13	14
Outage costs at Susquehanna nuclear station	24	6
Outage costs at Western U.S. fossil/hydro stations	3	4
U.K. metering expense	4	5
Changes in U.K. reserve related to contractor dispute	4	(8)
Latin America vendor dispute	5
Reduction in Enron reserve (Note 1)	(19)
Union contract ratification bonus	2
Trademark license fees from a PPL subsidiary (Note 16)	5	(3)
Increase in employee benefits due to transfer of field services employees from PPL Electric		7
Stock-based compensation expense	9	(1)
PJM system control and dispatch services	(7)	(2)
Change in foreign currency exchange rates	3	5
Other	(10)	8
	$17	$147

Depreciation

Increases in depreciation expense were due to:

	2006 vs. 2005	2005 vs. 2004

Additions to PP&E	$16	$6
Contribution of assets from parent (Note 8)	5
Reduction of useful lives of certain distribution assets (Note 1)	3	7
Purchase of equipment previously leased (Note 11)	1
Lower Mt. Bethel generation facility, which began commercial operation in May 2004		6
Extension of useful lives of certain generation assets (Note 1)	(2)	(12)
Chilean depreciation accounting adjustment (Note 2)	(7)
Changes in foreign currency exchange rates	1	1
	$17	$8

Taxes, Other Than Income

Taxes, other than income, decreased by $1 million in 2005 compared with 2004. The decrease was primarily due to a $4 million decrease in domestic capital stock tax expense, partially offset by a $2 million increase in local real estate taxes.

Other Income - net

See Note 17 to the Financial Statements for details of other income and deductions.

Interest Expense

The increases in interest expense, which includes "Interest Expense with Affiliates" were due to:

	2006 vs. 2005	2005 vs. 2004

Increase in long-term debt interest expense	$39
Interest accrued for PJM billing dispute (Note 15)	3
Expense related to the University Park generation facility (a)		$(13)
Change in capitalized interest	(15)	11
Change in interest expense with affiliate	(9)	1
Write-off in 2005 of financing costs associated with PPL Energy Supply's 2.625% Convertible Senior Notes due to the market trigger price being met	(6)	6
Change in short-term debt interest expense	(4)	5
Change in foreign currency exchange rates	(2)	1
Change in amortization expense	(1)	6
Other	1
	$6	$17

(a)
In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid and the deferred financing costs were written off. See Note 22 to the Financial Statements for additional information.

Income Taxes

The changes in income taxes were due to:

	2006 vs. 2005	2005 vs. 2004

Higher (lower) pre-tax book income	$75	$(60)
Nonconventional fuel tax credits	49	(33)
Tax on foreign earnings	8	(19)
Chilean tax benefit related to monetary indexation (Note 2)	(9)
Transfer of WPD tax items in the first quarter 2006 (Note 5)	(20)
Tax return adjustments	3	(6)
Tax reserve adjustments	7	(14)
Other		3
	$113	$(129)

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In 2006, PPL Energy Supply recorded a $23 million loss, which is net of a tax benefit of $16 million, in connection with the sale of its ownership interest in the Griffith plant. The "Loss from Discontinued Operations" also includes the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax. See Note 10 to the Financial Statements for information on this sale, along with information regarding operating results recorded prior to the sale.

In 2005, PPL Energy Supply recorded a $47 million loss, which is net of a tax benefit of $26 million, in connection with the sale of its Sundance power plant. See "Discontinued Operations" in Note 9 to the Financial Statements for information on this sale, along with information regarding operating losses recorded prior to the sale of the Sundance plant and for operating losses recorded in 2004 related to the sale of PPL Global's investment in a Latin American telecommunications company.

Cumulative Effect of a Change in Accounting Principle

PPL Energy Supply adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," in 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO when incurred if the fair value of the ARO can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO. Application of the interpretation resulted in a cumulative effect of a change in accounting principle that decreased net income by $8 million in 2005. See Note 21 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply is focused on maintaining an appropriate liquidity position and strengthening its balance sheet, thereby continuing to improve its credit profile. PPL Energy Supply believes that its cash on hand, short-term investments, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL Energy Supply currently expects cash, cash equivalents and short-term investments at the end of 2007 to be approximately $500 million and expects to increase its credit facilities from $3.2 billion to greater than $4.0 billion in 2007. However, PPL Energy Supply's cash flows from operations and its access to cost-effective bank and capital markets are subject to risks and uncertainties, including but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL Energy Supply receives from selling power;
•	operational, price and credit risks associated with selling and marketing products in the wholesale power markets;
•	significant switching by PPL Electric's customers to or from alternative suppliers that would impact the level of sales under the PLR contracts;
•
ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL Energy Supply's risk exposure to adverse electricity and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	unusual or extreme weather that may damage PPL Energy Supply's international transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission and distribution facilities that PPL Energy Supply does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	ability to recover and the timeliness and adequacy of recovery of costs associated with international electricity delivery businesses;
•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Energy Supply's current and past business activities; and
•
a downgrade in PPL Energy Supply's or its rated subsidiaries' credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, PPL Energy Supply had the following:

	2006	2005	2004

Cash and cash equivalents	$524	$227	$357
Short-term investments	328	33	51
	852	260	408
Short-term debt		180

The changes in PPL Energy Supply's cash and cash equivalents position resulted from:

	2006	2005	2004

Net Cash Provided by Operating Activities	$1,240	$838	$616
Net Cash Used in Investing Activities	(1,261)	(537)	(525)
Net Cash Provided by (Used in) Financing Activities	315	(437)	35
Effect of Exchange Rates on Cash and Cash Equivalents	3	6	9
Net Increase (Decrease) in Cash and Cash Equivalents	$297	$(130)	$135
Operating Activities

Net cash from operating activities increased by 48%, or $402 million, in 2006 compared with 2005, primarily as a result of an 8.4% increase in sales prices under the PLR contracts and increased international delivery revenues, predominantly related to price increases and changes in customer mix. The increase from 2005 to 2006 was also due, to a lesser extent, to reduced expenditures for oil in 2006 as a result of building up inventory in 2005. These increases were partially offset by a decrease in revenues under the PLR contracts resulting from a decrease in sales volumes, due in part to milder weather in 2006, increased expenditures for coal and increased U.S. income tax payments, primarily due to lower utilization of foreign tax credits in 2006.

Net cash from operating activities increased by 36%, or $222 million, in 2005 compared with 2004, primarily as a result of the posting of $300 million in cash collateral to PPL Electric in 2004 related to the PLR energy supply agreements and a decrease in income tax payments, partially offset by an increase of $95 million in fuel expenditures due to increased prices and inventory build-up in anticipation of price increases in 2006.

PPL Energy Supply expects to continue to maintain stable cash provided by operating activities as a result of its long-term and intermediate-term power sales commitments from wholesale and retail customers and long-term purchase contracts. PPL Energy Supply estimates that, on average, approximately 89% of its expected annual generation output for the period 2007 through 2009 is committed under long-term and intermediate-term power sales contracts. PPL Energy Supply has started and will continue to layer in sales contracts in the wholesale markets for the capacity and energy currently committed under the PLR supply contracts with PPL Electric, which expire at the end of 2009. Based on the way in which the wholesale markets have developed to this point, new contracts may be of a shorter duration than the PLR supply contracts, which at inception had terms of approximately nine years.

PPL Energy Supply's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Energy Supply's or its subsidiary's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL Energy Supply's or its subsidiary's ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL Energy Supply estimates that, based on its December 31, 2006 positions, it would have had to post additional collateral of approximately $387 million, compared with $611 million at December 31, 2005. PPL Energy Supply has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Investing Activities

The primary use of cash in investing activities is capital expenditures. See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2006 and projected expenditures for the years 2007 through 2011.

Net cash used in investing activities increased 135%, or $724 million, in 2006 compared with 2005. There were a few items that contributed to this increase. Capital expenditures increased $440 million, primarily as a result of the construction of pollution control equipment at coal-fired plants in Pennsylvania, as discussed in Note 15 to the Financial Statements, and $29 million related to the purchase of leased equipment. See Note 11 to the Financial Statements for further discussion of the purchase of leased equipment in connection with the termination of the related master lease agreements. Additionally, there was an increase of $312 million in net purchases of short-term investments, and PPL Energy Supply received $80 million less in proceeds from the sale of power plants in 2006 compared with 2005. The impact of the above items was partially offset by a decrease of $75 million in net purchases of emission allowances.

Although net cash used in investing activities remained stable in 2005 compared with 2004, there were significant changes in the components. PPL Energy Supply received $190 million in proceeds from the sale of the Sundance power plant in 2005, compared to $123 million of proceeds from the sale of PPL Energy Supply's minority interest in CGE in 2004. Additionally, there was an increase of $63 million in net proceeds from sales of short-term investments, an increase of $72 million in capital expenditures and an increase of $63 million in net purchases of emission allowances, in anticipation of future generation.

Financing Activities

Net cash provided by financing activities was $315 million in 2006, compared with net cash used in financing activities of $437 million in 2005 and net cash provided by financing activities of $35 million in 2004. The change from 2005 to 2006 primarily reflects increased issuance of long-term debt. In 2006, cash provided by financing activities primarily consisted of net debt issuances of $950 million and $115 million of contributions from Member, partially offset by $712 million in distributions to Member.

Net cash used in financing activities increased by $472 million in 2005 compared with 2004, primarily as a result of the repayment in 2005 of a $495 million note that was issued to an affiliate in 2004 and a decrease of $308 million of contributions from Member, partially offset by an increase of $692 million in net proceeds from non-affiliate debt and a decrease of $132 million in distributions to Member.

See "Forecasted Sources of Cash" for a discussion of PPL Energy Supply's plans to issue debt securities, as well as a discussion of credit facility capacity available to PPL Energy Supply. Also see "Forecasted Uses of Cash" for information regarding maturities of PPL Energy Supply's long-term debt.

PPL Energy Supply's debt financing activity in 2006 was:

	Issuances	Retirements

PPL Energy Supply Senior Unsecured Notes	$997
PPL Energy Supply Convertible Senior Notes (a)		$(298)
PPL Energy Supply Note Payable to Affiliate		(8)
WPD Senior Unsecured Notes (b)(c)	887	(450)
Emel UF denominated Bonds	101	(103)
Elfec Bolivian Bonds		(3)
PPL Energy Supply Commercial Paper (net change)		(100)
WPD short-term debt (net change)		(73)
Total	$1,985	$(1,035)
Net increase	$950

(a)
Convertible Senior Notes in an aggregate principal amount of $298 million were presented for conversion in 2006. The total conversion premium related to these conversions was $121 million, which was settled with 3,448,109 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares. After such conversions, approximately $102 million of Convertible Senior Notes remain outstanding and are eligible for conversion in the first quarter of 2007. See Notes 4 and 8 to the Financial Statements for discussion of the terms of the Convertible Senior Notes and further discussion of the conversions.

(b)	Issuance includes $446 million of index-linked notes.
(c)	Retirement includes $118 million to settle related cross-currency swaps.

Long-term debt issued during 2006 had stated interest rates ranging from 1.541% to 7.0% and maturities from 2011 through 2056. See Note 8 to the Financial Statements for more detailed information regarding PPL Energy Supply's financing activities.

Forecasted Sources of Cash

PPL Energy Supply expects to continue to have significant sources of cash available in the near term, including various credit facilities, a commercial paper program, operating leases and contributions from Member. PPL Energy Supply also expects to continue to have access to debt capital markets, as necessary, for its long-term financing needs.

Credit Facilities

At December 31, 2006, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued (c)	Available Capacity

PPL Energy Supply Credit Facilities (a)	$2,400		$320	$2,080
WPD (South West) Credit Facilities (b)	792		3	789
Total	$3,192		$323	$2,869

(a)
PPL Energy Supply has the ability to borrow $2.2 billion under its credit facilities. Such borrowings bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Energy Supply also has the capability to cause the lenders to issue up to $2.4 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.

These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%. At December 31, 2006 and 2005, PPL Energy Supply's consolidated debt to total capitalization percentage, as calculated in accordance with its credit facilities, was 35%. The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

(b)
Borrowings under WPD (South West)'s credit facilities bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. WPD (South West) also has the capability to cause the lenders to issue up to £3 million (approximately $5 million at December 31, 2006) of letters of credit under one of its facilities, which can only be used for letters of credit.

These credit facilities contain financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facilities. At December 31, 2006 and 2005, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit lines, were 5.3 and 6.0. At December 31, 2006 and 2005, WPD (South West)'s RAB, as calculated in accordance with the credit facilities, exceeded its total gross debt by £247 million and £407 million.

(c)
PPL Energy Supply and WPD (South West) have a reimbursement obligation to the extent any letters of credit are drawn upon. The letters of credit issued as of December 31, 2006, expire as follows: $318 million in 2007 and $5 million in 2008.

In addition to the financial covenants noted in the table above, these credit agreements contain various other covenants. Failure to meet the covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL Energy Supply monitors the covenants on a regular basis. At December 31, 2006, PPL Energy Supply was in material compliance with these covenants. At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources.

During 2007, PPL Energy Supply intends to maintain the existing $3.2 billion of credit facility capacity, which may require the renewal and extension or replacement of certain facilities. In addition, PPL Energy Supply expects to increase its credit facility capacity by up to $1.0 billion in 2007 to support potential collateral requirements under contracts that it expects to enter into in connection with expanding its wholesale marketing and trading business. See Note 8 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities, including the termination and replacement of a £150 million credit facility of WPD (South West) with a new £150 million credit facility at WPDH Limited in January 2007.

Commercial Paper

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by certain credit agreements of PPL Energy Supply. PPL Energy Supply had no commercial paper outstanding at December 31, 2006, and $100 million of commercial paper outstanding at December 31, 2005. During 2007, PPL Energy Supply may issue commercial paper from time to time to facilitate short-term cash flow needs.

Operating Leases

PPL Energy Supply and its subsidiaries also have available funding sources that are provided through operating leases. PPL Energy Supply's subsidiaries lease office space, land, buildings and certain equipment. These leasing structures provide PPL Energy Supply with additional operating and financing flexibility. The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees.

PPL Energy Supply, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases. These operating leases are not recorded on PPL Energy Supply's Balance Sheet, which is in accordance with applicable accounting guidance. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At this time, PPL Energy Supply believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases. See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to PPL Global subsidiaries.

See Note 11 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt Securities and Contributions from Member

Subject to market conditions in 2007, PPL Energy Supply currently plans to issue up to $250 million in long-term debt securities. PPL Energy Supply expects to use the proceeds primarily to fund capital expenditures, to fund maturities of existing debt and for general corporate purposes.

From time to time, as determined by its Board of Directors, PPL Energy Supply's Member, PPL Energy Funding, makes capital contributions to PPL Energy Supply. PPL Energy Supply uses these contributions for general corporate purposes, including funding maturities of existing debt.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL Energy Supply currently expects to incur future cash outflows for capital expenditures, various contractual obligations and distributions to Member.

Capital Expenditures

The table below shows PPL Energy Supply's actual spending for the year 2006 and current capital expenditure projections for the years 2007 through 2011.

	Actual	Projected
	2006	2007	2008	2009	2010	2011
Construction expenditures (a)
Generating facilities	$275	$329	$231	$294	$314	$313
Transmission and distribution facilities	339	317	329	337	342	351
Environmental	320	612	408	129	37	77
Other	25	41	26	27	26	26
Total Construction Expenditures	959	1,299	994	787	719	767
Nuclear fuel	74	92	112	113	128	130
Total Capital Expenditures	$1,033	$1,391	$1,106	$900	$847	$897

(a)	Construction expenditures include capitalized interest, which is expected to be approximately $229 million for the 2007-2011 period.

PPL Energy Supply's capital expenditure projections for the years 2007-2011 total approximately $5.1 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and asset regulatory conditions. This table includes projected costs related to the planned 349 MW incremental capacity increases. See Note 15 to the Financial Statements for additional information regarding the installation cost of sulfur dioxide scrubbers and other pollution control equipment, which comprise most of the "Environmental" expenditures noted above.

PPL Energy Supply plans to fund all of its capital expenditures in 2007 with cash on hand, cash from operations, contributions from Member and the issuance of debt securities.

Contractual Obligations

PPL Energy Supply has assumed various financial obligations and commitments in the ordinary course of conducting its business. At December 31, 2006, the estimated contractual cash obligations of PPL Energy Supply were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$5,381	$270	$233	$551	$4,327
Capital Lease Obligations	16	1	2	2	11
Operating Leases	608	49	101	104	354
Purchase Obligations (b)	5,433	1,322	1,693	674	1,744
Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (c)	13		13
Total Contractual Cash Obligations	$11,451	$1,642	$2,042	$1,331	$6,436

(a)
Reflects principal maturities only. See Note 4 to the Financial Statements for a discussion of conversion triggers related to PPL Energy Supply's 2.625% Convertible Senior Notes. Also, see Statements of Long-term Debt for a discussion of the remarketing feature related to PPL Energy Supply's 5.70% REset Put Securities.

(b)
The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts. Purchase orders made in the ordinary course of business are excluded from the amounts presented. The payments also include obligations related to nuclear fuel and the installation of the scrubbers, which are also reflected in the Capital Expenditures table presented above.

(c)
The amounts reflected represent WPD’s contractual deficit pension funding requirements arising from an actuarial valuation performed in March 2004 and do not include pension funding requirements for future service or a contingent funding requirement of $59 million payable by March 31, 2008, if certain conditions are not met by March 31, 2007. The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit; however, WPD cannot be certain that this will continue beyond the current review period, which extends to March 31, 2010.

Based on the current funded status of PPL Energy Supply's U.S. qualified pension plans, no contributions are required. See Note 13 to the Financial Statements for a discussion of expected contributions.

Distributions to Member

From time to time, as determined by its Board of Managers, PPL Energy Supply makes return of capital distributions to its Member, which uses the distributions for general corporate purposes, including meeting its cash flow needs.

Credit Ratings

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Energy Supply and its subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The credit ratings of PPL Energy Supply and its subsidiaries are based on information provided by PPL Energy Supply and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

The following table summarizes the credit ratings of PPL Energy Supply and its key subsidiaries at December 31, 2006.

	Moody's	S&P	Fitch (a)
PPL Energy Supply
Issuer Rating		BBB	BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Montana
Pass-Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB
Short-term Debt		A-3
Outlook	STABLE	STABLE	STABLE

WPD LLP
Issuer Rating		BBB-	BBB
Short-term Debt		A-3
Preferred Stock (b)	Baa3	BB	BBB
Outlook	STABLE	STABLE	STABLE

WPD (South Wales)
Issuer Rating		BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt		A-2	F2
Outlook	STABLE	STABLE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

(a)	All Issuer Ratings for Fitch are "Issuer Default Ratings."
(b)	Securities were redeemed in February 2007.

The rating agencies took the following actions related to PPL Energy Supply and its key subsidiaries in 2006.

Moody's

In March 2006, Moody's reviewed the credit ratings of PPL Energy Supply and concluded that its ratings remain unchanged.

S&P

In November 2006, S&P completed its annual review of its credit ratings for PPL Energy Supply and PPL Montana. At that time, S&P affirmed its credit ratings and stable outlook for PPL Energy Supply and PPL Montana.

Fitch

In February 2006, Fitch's Europe, Middle East and Africa group implemented Issuer Default Ratings (IDRs) based on its new IDR methodology. This implementation led to Fitch's assignment of the following IDRs and Fitch's upgrading of its ratings on the following securities of WPD and its affiliates.

•	WPDH Limited IDR of BBB- and senior unsecured rating to BBB from BBB-;
•	WPD LLP IDR of BBB, senior unsecured rating to BBB+ from BBB and preferred stock rating to BBB from BBB-; and
•	WPD (South Wales) and WPD (South West) IDR of BBB+ and senior unsecured debt rating to A- from BBB+.

In August 2006, Fitch affirmed its credit ratings and stable outlook for PPL Energy Supply.

In November 2006, Fitch affirmed its credit ratings and stable outlook for WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West).

Ratings Triggers

PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 are convertible upon the occurrence of certain events, including if the long-term credit ratings assigned to the notes by Moody's and S&P are lower than BB and Ba2, or either Moody's or S&P no longer rates the notes. The terms of the notes require cash settlement of the principal amount upon conversion of the notes. See Note 4 to the Financial Statements for more information concerning the Convertible Senior Notes.

WPD (South West)'s 1.541% Index-linked Notes due 2053 and 2056 and WPD (South Wales)'s 4.80436% Notes due 2037 may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1or BB+ in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South West) and WPD (South Wales) operate. These notes totaled $885 million at December 31, 2006.

PPL Energy Supply and its subsidiaries do not have additional material liquidity exposures caused by a ratings downgrade below "investment grade" that would accelerate the due dates of borrowings. However, if PPL Energy Supply's debt ratings had been below investment grade at December 31, 2006, PPL Energy Supply and its subsidiaries would have had to post an additional $128 million of collateral to counterparties.

Off-Balance Sheet Arrangements

PPL Energy Supply provides guarantees for certain consolidated affiliate financing arrangements that enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions. At this time, PPL Energy Supply believes that these covenants will not limit access to the relevant funding sources.

PPL Energy Supply has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 15 to the Financial Statements for a discussion on guarantees.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument. PPL Energy Supply is exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, the purchase of fuel for the generating assets and energy trading activities, and the purchase of certain metals necessary for the scrubbers PPL is installing at some of its coal-fired generating stations;

•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL Energy Supply's nuclear decommissioning trust funds;

•	foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
•	equity securities price risk associated with the fair value of equity securities invested in by PPL Energy Supply's nuclear decommissioning trust funds.

PPL Energy Supply has a risk management policy approved by PPL's Board of Directors to manage market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL Energy Supply utilizes forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument. This may include exchange prices, quotes obtained from brokers, or an independent valuation by an external source, such as a bank. However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity. If no active trading market exists, contract valuations may include the use of internally developed models, which are then reviewed by an independent, internal group. Although PPL Energy Supply believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record energy derivatives at their fair value, PPL Energy Supply discounts the forward values, as appropriate, using the U.S. Utility BBB+ Curve. Additionally, PPL Energy Supply adjusts derivative carrying values to recognize differences in counterparty credit quality and potential market illiquidity for net open positions, as follows:

•	The credit adjustment takes into account the probability of default, as calculated by an independent service, for each counterparty that has a net out-of-the money position with PPL Energy Supply.

•
The liquidity adjustment takes into account the fact that PPL Energy Supply might have to accept the "ask" price if it wants to close an open sales position or might have to accept the "bid" price if it wants to close an open purchase position.

•
The modeling adjustment takes into account market value for certain contracts when there is no external market to value the contract or when PPL Energy Supply is unable to find independent confirmation of the true market value of the contract.

Accounting and Reporting

To account for and report on contracts entered into to manage market risk, PPL Energy Supply follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted (together, "SFAS 133"); EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities;" and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3." In accordance with SFAS 133, all derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

In accordance with EITF 02-3, PPL Energy Supply reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statements of Income.

In accordance with EITF 03-11, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available.

These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets. Short-term derivative contracts are included in "Current Assets" and "Current Liabilities." Long-term derivative contracts are included in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting treatment. For commodity contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. In addition to commodity transactions, PPL Energy Supply enters into financial interest rate and foreign currency swap contracts to hedge interest expense and foreign currency risk associated with both existing and anticipated debt issuances. PPL Energy Supply also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with commodity transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation. These designations are verified by an independent internal group on a daily basis. See Note 18 to the Financial Statements for a summary of the guidelines used for the designation of derivative energy contracts.

Commodity Price Risk (Non-trading)

Commodity price risk is one of PPL Energy Supply's most significant risks due to the level of investment that PPL Energy Supply maintains in its generation assets, coupled with the volatility of prices for energy and energy-related products. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

To hedge the impact of market price fluctuations on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. PPL Energy Supply segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133. The majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. Although they do not receive hedge accounting treatment, these contracts are considered non-trading.

Within PPL Energy Supply's non-trading portfolio, the decision to enter into energy contracts is influenced by the expected value of PPL Energy Supply's generation. In determining the number of MWhs that are available to be sold forward, PPL Energy Supply reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically is not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (such as peaking units) is reduced because their higher cost of production will not allow them to economically run during all hours.

PPL Energy Supply's non-trading portfolio also includes full requirements energy contracts that qualify for accrual accounting. The net obligation to serve these contracts changes minute by minute. Anticipated usage patterns and energy peaks are affected by expected load changes, regional economic drivers and seasonality. PPL Energy Supply analyzes historical on-peak and off-peak usage patterns, expected load changes, regional economic drivers, and weather patterns, among other factors, to determine a monthly level of a block of electricity that best fits the usage patterns in order to minimize earnings volatility. To satisfy its full requirements obligations, PPL Energy Supply may enter into contracts to purchase unbundled products of electricity, capacity, renewable energy credits (RECs) and other ancillary products. Alternatively, PPL Energy Supply may reserve a block amount of generation for full requirements contracts that is expected to be the best match with their anticipated usage patterns and energy peaks.

Besides energy commodities, PPL Energy Supply implemented a program in 2006 to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL Energy Supply is installing at the Brunner Island and Montour generating plants. These contracts qualify for hedge accounting treatment.

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2012. The fair value of the non-trading economic contracts that do not qualify for accrual or hedge accounting treatment as of December 31, 2006, including net premiums on options, was $19 million. The following chart sets forth PPL Energy Supply's net fair market value of all non-trading commodity derivative contracts as of December 31.

	Gains (Losses)
	2006	2005

Fair value of contracts outstanding at the beginning of the period	$(278)	$(9)
Contracts realized or otherwise settled during the period	22	(26)
Fair value of new contracts at inception	(44)	27
Other changes in fair values	189	(270)
Fair value of contracts outstanding at the end of the period	$(111)	$(278)

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at December 31, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$(7)	$6	$4		$3
Prices provided by other external sources	(33)	(177)	9	$1	(200)
Prices based on models and other valuation methods	50	36			86
Fair value of contracts outstanding at the end of the period	$10	$(135)	$13	$1	$(111)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX, which has quoted prices through 2012.

The "Prices provided by other external sources" category includes PPL Energy Supply's forward positions and options in natural gas and electricity and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. This category includes the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following bundled energy prices delivered at illiquid delivery points. The transaction prices associated with the contracts did not equal the wholesale bilateral market prices at inception (Day 1). However, EITF 02-3 does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs. Therefore, PPL Energy Supply recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

Because of PPL Energy Supply's efforts to hedge the value of the energy from its generation assets, PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis, resulting in open contractual positions. If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages. These damages would be based on the difference between the market price and the contract price of the commodity. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy. Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $303 million, compared with a decrease of $275 million at December 31, 2005. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2007 gross margins by $13 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2007 gross margins by $57 million.

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

PPL Energy Supply's trading contracts mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts as of December 31.

	Gains (Losses)
	2006	2005

Fair value of contracts outstanding at the beginning of the period	$5	$9
Contracts realized or otherwise settled during the period	(10)	(29)
Fair value of new contracts at inception	(2)	3
Other changes in fair values	48	22
Fair value of contracts outstanding at the end of the period	$41	$5

PPL Energy Supply will reverse a gain of approximately $11 million of the $41 million unrealized trading gains over the first three months of 2007 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at December 31, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$(9)	$1			$(8)
Prices provided by other external sources	20	2			22
Prices based on models and other valuation methods	11	15	$1		27
Fair value of contracts outstanding at the end of the period	$22	$18	$1		$41

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of December 31, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $37 million, compared with a decrease of $23 million at December 31, 2005.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations which exposes them to interest rate risk. Both PPL and PPL Energy Supply manage interest rate risk for PPL Energy Supply by using various financial derivative products to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At December 31, 2006, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $4 million, compared with $2 million at December 31, 2005.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At December 31, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $296 million, compared with $151 million at December 31, 2005.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At December 31, 2006, PPL Energy Supply had none of these instruments outstanding. At December 31, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $2 million.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At December 31, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $1 million, compared with $2 million at December 31, 2005.

WPDH Limited holds a net position in cross-currency swaps totaling $784 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from February 2007 to December 2028. The estimated value of this position at December 31, 2006, being the amount PPL Energy Supply would pay to terminate it, including accrued interest, was $205 million. At December 31, 2006, PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments was $115 million for a 10% adverse movement in foreign currency exchange rates and interest rates. At December 31, 2005, the potential additional exposure for the cross-currency swaps outstanding at that time was $143 million for a 10% adverse movement in foreign currency exchange rates and interest rates.

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

To protect 2007 expected income in Chilean pesos, PPL Energy Supply entered into average rate forwards for 12.4 billion Chilean pesos. The settlement date of these forwards is November 2007. At December 31, 2006, the market value of these positions, representing the amount PPL Energy Supply would receive upon their termination, was not significant. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $2 million at December 31, 2006.

PPL Energy Supply has entered into forward contracts to purchase 10.2 million Euros in order to protect against fluctuations in the Euro exchange rate, in connection with the purchase of equipment. The settlement dates of these contracts are January 2007 and January 2008. At December 31, 2006, the market value of these positions, representing the amount PPL Energy Supply would receive upon their termination, was not significant. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $1 million at December 31, 2006.

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

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station. As of December 31, 2006, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2006, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $38 million reduction in the fair value of the trust assets, compared with a $33 million reduction at December 31, 2005. See Note 21 to the Financial Statements for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

At this time, PPL Energy Supply expects that the current level and the volatility of crude oil prices may reduce the amount of synthetic fuel tax credits that PPL Energy Supply receives through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 15 to the Financial Statements for more information regarding the phase-out of the tax credits and shutdown of synfuel projects.

PPL Energy Supply implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

At the end of 2006, PPL Energy Supply settled net purchased options which mitigated some of the reductions in 2006 synthetic fuel tax credits since the annual average wellhead price for 2006 is expected to fall within the applicable phase-out range. Additionally, PPL Energy Supply has net purchased options for 2007 that are expected to mitigate PPL Energy Supply's tax credit phase-out risk due to an increase of the average wellhead price in 2007. These positions did not qualify for hedge accounting treatment. The fair value of these positions at December 31, 2006 and 2005, was a gain of $8 million and $10 million. These amounts are reflected in "Energy-related businesses" revenues on the Statements of Income.

As of December 31, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have an immaterial impact on the value of the synthetic fuel hedges. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of non-performance by counterparties of their contractual obligations. PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above in "Contract Valuation," PPL Energy Supply records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance. In this case, PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheets. PPL Energy Supply also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Energy Supply has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheets. PPL Energy Supply also has established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, which is reflected in "Accounts receivable" on the Balance Sheets. See Note 15 to the Financial Statements.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 16 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects which may or may not result in definitive agreements. Any such transactions may impact future financial results. See Note 9 to the Financial Statements for information regarding recent acquisition, development and divestiture activities.

At December 31, 2006, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

In connection with the ongoing review of its non-core international minority ownership investments, PPL Global sold certain minority interests in 2006, 2005 and 2004. See Note 9 to the Financial Statements for additional information.

PPL Energy Supply is currently planning incremental capacity increases of 349 MW at several existing domestic generating facilities. Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation. See Note 15 to the Financial Statements for additional information, as well as information regarding the planned shut down of two 150 MW generating units at PPL Martins Creek in September 2007.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 15 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL Energy Supply.

New Accounting Standards

See Note 23 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.) PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value. PPL Energy Supply must adopt SFAS 157 no later than January 1, 2008. The adoption of SFAS 157 is expected to impact the fair value component of PPL Energy Supply's critical accounting policies related to "Price Risk Management," "Pension and Other Postretirement Benefits," "Asset Impairment," "Leasing" and "Asset Retirement Obligations." See Note 23 to the Financial Statements for additional information regarding SFAS 157.

1)  Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2)  Pension and Other Postretirement Benefits

As described in Note 13 to the Financial Statements, PPL Energy Supply subsidiaries sponsor various pension and other postretirement plans and participate in, and are allocated a significant portion of the liability and net periodic pension and other postretirement costs of plans sponsored by PPL Services based on participation in those plans. PPL and PPL Energy Supply follow the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these pension and other postretirement benefits. In addition, PPL Energy Supply adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006. See Note 13 to the Financial Statements for further details. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans. The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL Energy Supply records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting a discount rate for its domestic pension and other postretirement plans, PPL Energy Supply starts with an analysis of the expected benefit payment stream for its plans. This information is first matched against a spot-rate yield curve. A portfolio of over 500 Moody's Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $370 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve. The results of this analysis are considered in conjunction with other economic data and consideration of movements in the Moody's Aa bond index to determine the discount rate assumption. At December 31, 2006, PPL Energy Supply increased the discount rate for its domestic pension plans from 5.70% to 5.94% as a result of this assessment and increased the discount rate for its other postretirement benefit plans from 5.55% to 5.79%.

A similar process is used to select the discount rate for the WPD pension plans, which uses an iBoxx British pounds sterling denominated corporate bond index as its base. At December 31, 2006, PPL Energy Supply increased the discount rate for its international pension plans from 4.75% to 5.17% as a result of this assessment.

In selecting an expected return on plan assets, PPL Energy Supply considers tax implications, past performance and economic forecasts for the types of investments held by the plans. At December 31, 2006, PPL Energy Supply's expected return on plan assets was increased from 8.22% to 8.27% for its domestic pension plans. For its international plans, PPL Energy Supply's expected return on plan assets remained at 8.09% at December 31, 2006.

In selecting a rate of compensation increase, PPL Energy Supply considers past experience in light of movements in inflation rates. At December 31, 2006, PPL Energy Supply's rate of compensation increase remained at 4.75% for its domestic plans. For the international plans, the rate of compensation increase was changed to 4.0% from 3.75% at December 31, 2006.

In selecting health care cost trend rates, PPL Energy Supply considers past performance and forecasts of health care costs. At December 31, 2006, the health care cost trend rates were 9.0% for 2007, gradually declining to 5.5% for 2012.

A variance in the assumptions listed above could have a significant impact on accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities in the 2006 financial statements associated with a change in certain assumptions based on PPL's and PPL Energy Supply's primary pension and other postretirement plans. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

	Increase (Decrease)
Actuarial Assumption	Change in Assumption	Impact on Liabilities	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$153	$14	$138
Expected Return on Plan Assets	(0.25)%	N/A	8	(9)
Rate of Compensation Increase	0.25%	17	3	13
Health Care Cost Trend Rate (a)	1.0%	8	1	7

(a)	Only impacts other postretirement benefits.

The total net pension and other postretirement benefit obligations recognized by PPL Energy Supply, including the impact of adoption of SFAS 158, as of December 31, 2006, were $380 million, including pension other postretirement benefit liabilities allocated from plans sponsored by PPL Services.

In 2006, PPL Energy Supply was allocated and recognized net periodic pension and other postretirement costs charged to operating expenses of $47 million. This amount represents a $22 million increase compared with the amounts recognized during 2005. This increase in expense was partially attributable to PPL's international plans, and increased recognition of prior losses. Increased expense for PPL's domestic pension plans was attributable to updated demographic assumptions, primarily due to updating the mortality table used to measure the obligations and costs.

Refer to Note 13 to the Financial Statements for additional information regarding pension and other postretirement benefits.

3)  Asset Impairment

PPL Energy Supply performs impairment analyses for long-lived assets, including intangibles that are subject to depreciation or amortization in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." PPL Energy Supply tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable. Examples of such events or changes in circumstances are:

•	a significant decrease in the market price of an asset;
•	a significant adverse change in the manner in which an asset is being used or in its physical condition;
•	a significant adverse change in legal factors or in the business climate;
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•	a current-period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

For a long-lived asset, an impairment exists when the carrying value exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.

In determining asset impairments, management must make significant judgments to estimate future cash flows, the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets. Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements. For determining fair value, the FASB has indicated that quoted market prices in active markets are the best evidence of fair value. However, when market prices are unavailable, other valuation techniques may be used. PPL Energy Supply has generally used discounted cash flows to estimate fair value. Discounted cash flow is calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

PPL Energy Supply has determined that, when alternative courses of action to recover the carrying value of a long-lived asset are being considered, it uses estimated cash flows from the most likely approach to assess impairment whenever one scenario is clearly the most likely outcome. If no scenario is clearly most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternative scenarios. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the assets. That assessment made as of the balance sheet date is not revised based on events that occur after the balance sheet date.

During 2006, PPL Energy Supply and its subsidiaries evaluated certain gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these assets may not be recoverable. PPL Energy Supply did not record an impairment of these gas-fired generation assets in 2006. For these impairment analyses, the most significant assumption was the estimate of future cash flows. PPL Energy Supply estimates future cash flows using information from its corporate business plan adjusted for any recent sale or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sale and purchase commitments. A 10% decrease in estimated future cash flows for the gas-fired generation assets would not have resulted in an impairment charge.

In 2006, PPL Energy Supply recorded impairments of certain long-lived assets. See Note 15 to the Financial Statements for a discussion of the impairment of PPL Energy Supply's synfuel projects and Note 9 to the Financial Statements for a discussion of an impairment recorded by PPL Global.

PPL Energy Supply performs impairment analyses for goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets." PPL Energy Supply performs an annual impairment test for goodwill, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

SFAS 142 requires goodwill to be tested for impairment at the reporting unit level. PPL Energy Supply has determined its reporting units to be one level below its operating segments.

Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any.

The second step requires a calculation of the implied fair value of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination. That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of the reporting unit goodwill is then compared with the carrying value of that goodwill. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying value of the reporting unit's goodwill.

In 2006, PPL Energy Supply was required to complete the second step of the assessment for its U.K. reporting unit. This assessment did not result in an impairment charge, as the implied fair value of the goodwill exceeded the reporting unit's carrying value of the goodwill. PPL Energy Supply's most significant assumptions surrounding the goodwill impairment tests relate to the estimates of reporting unit fair values. PPL Energy Supply estimated fair values primarily based upon discounted cash flows. For the U.K. reporting unit, an increase of the discount rate by 25 basis points would not have resulted in an impairment of goodwill; however, a 10% reduction in the forecasted cash flows would have resulted in a $68 million impairment of goodwill.

In 2006, no other second-step assessments were required for goodwill in other reporting units. A decrease in the forecasted cash flows of 10% or an increase of the discount rates by 25 basis points also would not have resulted in an impairment of goodwill in other reporting units.

PPL Energy Supply also performs a review of the residual value of leased assets in accordance with SFAS 13, "Accounting for Leases." PPL Energy Supply tests the residual value of these assets annually or more frequently whenever events or changes in circumstances indicate that a leased asset's residual value may have declined. The residual value is defined by SFAS 13 as the estimated fair value of the leased property at the end of the lease term. If the review produces a lower estimate of residual value than was originally recorded, PPL Energy Supply is required to determine whether the decline is other than temporary. If it is other than temporary, the residual value will be revised using the new estimate. This reduction in the residual value will be recognized as a loss in the period in which the estimate was changed. If the review provides a higher estimate of residual value than was originally recorded, no adjustment will be made.

In testing the residual value of leased assets, management must make significant assumptions to estimate: future cash flows; the useful lives of the leased assets; the fair value of the assets; and management's intent to use the assets. Changes in assumptions used in the tests could result in significantly different outcomes than those identified and recorded in the financial statements. PPL Energy Supply used discounted cash flow to determine the estimated fair value of the leased assets at the end of the lease term.

In 2006, PPL Energy Supply and its subsidiaries evaluated the residual value of certain leased assets. This analysis did not indicate any necessary changes to the residual value. PPL Energy Supply's estimate was based on using projections of electric and fuel prices and any firm sale and purchase agreements. An increase of the discount rate by 25 basis points or a 10% reduction in the forecasted cash flows would have resulted in a reduction of the residual value of these leased assets of $1 million and $6 million, if it was determined that the reduction was other than temporary.

4)  Leasing

PPL Energy Supply applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL Energy Supply applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements. In general, there are two types of leases from a lessee's perspective: operating leases (leases accounted for off-balance sheet); and capital leases (leases capitalized on the balance sheet).

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital. Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease, thus significantly impacting the amounts to be recognized in the financial statements.

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: real estate and/or related integral equipment; sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets); synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes); and lessee involvement in the construction of leased assets.

At December 31, 2006, PPL Energy Supply continued to participate in a significant sale/leaseback transaction. In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year leases. This transaction is accounted for as an operating lease in accordance with current accounting pronouncements related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL Energy Supply would have recorded approximately $250 million of additional assets and approximately $305 million of additional liabilities on its balance sheet at December 31, 2006, and would have recorded additional expenses currently estimated at $7 million, after-tax, in 2006.

See Note 11 to the Financial Statements for additional information related to operating leases.

5)  Loss Accruals

PPL Energy Supply periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. PPL Energy Supply's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies," and other related accounting guidance. SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. The FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains. PPL Energy Supply continuously assesses potential loss contingencies for environmental remediation, litigation claims, income taxes, regulatory penalties and other events.

PPL Energy Supply also has accrued estimated losses on long-term purchase commitments when significant events have occurred. For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of energy purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the estimated loss associated with these long-term purchase commitments to make above-market NUG purchases was recorded because PPL Electric was committed to purchase electricity at above market prices but it could no longer recover these costs in regulated rates. As described below, this loss accrual was transferred to PPL EnergyPlus in the July 1, 2000, corporate realignment. PPL Energy Supply's considers these losses to be similar to an asset impairment or inventory write-downs.

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient. All three of these aspects of accounting for loss accruals require significant judgment by PPL Energy Supply's management.

Initial Identification and Recording of the Loss Accrual

PPL Energy Supply uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Significant loss accruals were initially recorded in 2005 and 2006. One involved the accrual of remediation expenses in connection with the ash basin leak at the Martins Creek generating station. Another was the loss accrual related to the PJM billing dispute. Significant judgment was required by PPL's and PPL Energy Supply's management to perform the initial assessment of these contingencies.

•
In August 2005, there was a leak of water containing fly ash from a disposal basin at the Martins Creek plant. This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River. PPL Energy Supply immediately began to work with the Pennsylvania DEP and appropriate agencies and consultants to assess the extent of environmental damage caused by the discharge and to remediate the damage. At that time, PPL Energy Supply had, and still has, no reason to believe that the Martins Creek fly ash leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, at that time, PPL Energy Supply expected that it would be subject to an enforcement action by the Pennsylvania DEP and that claims may be brought against it by several state agencies and private litigants.

PPL Energy Supply's management assessed the contingency in the third quarter of 2005. The ultimate cost of the remediation effort was difficult to estimate due to a number of uncertainties, such as the scope of the project, the impact of weather conditions on the ash recovery effort, and the ultimate outcome of enforcement actions and private litigation. PPL Energy Supply's management concluded, at the time, that $33 million was the best estimate of the cost of the remediation effort. PPL Energy Supply recorded this loss accrual in the third quarter of 2005. See "Ongoing Assessment of Recorded Loss Accruals" for a discussion of the year-end assessments of this contingency.

•
In 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC, alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of $8 million, and for PJM to refund these same amounts to PECO. In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order). In the Order, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed. The FERC ordered settlement discussions, before a judge, to determine the amount of the overcharge to PECO and the parties responsible for reimbursement to PECO.

Based on an evaluation of the FERC Order, PPL's management concluded that it was probable that a loss had been incurred in connection with the PJM billing dispute. PPL Electric recorded a loss accrual of $47 million, the amount of PECO's claim, in the first quarter of 2005.

In March 2006, the FERC rejected the proposed settlement agreement that was filed with the FERC in September 2005. Subsequently, in March 2006, PPL Electric and Exelon filed with the FERC a new proposed settlement agreement. In November 2006, the FERC entered an order accepting the March 2006 proposed settlement agreement, upon the condition that PPL Electric agree to certain modifications. In December 2006, PPL Electric and Exelon filed with the FERC a modified offer of settlement (Compliance Filing.) Under the Compliance Filing, which must be approved by the FERC, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill. Through December 31, 2006, the estimated interest on this payment would be $4 million, for a total payment of $42 million. As a result, PPL Electric reduced the recorded loss accrual to $42 million at December 31, 2006. Based on the terms of the Compliance Filing and the effective date and provisions of power supply agreements between PPL Electric and PPL EnergyPlus, PPL has determined that PPL EnergyPlus is responsible for the claims subsequent to July 1, 2000 (totaling $30 million), and that PPL Electric is responsible for claims prior to that date (totaling $12 million). Therefore, PPL EnergyPlus recorded a loss accrual of $30 million at December 31, 2006, for its share of the claims and a corresponding payable to PPL Electric. PPL EnergyPlus recorded $27 million of "Energy purchases" and $3 million of "Interest Expense" on the Statement of Income. PPL Energy Supply's management will continue to assess the loss accrual for this contingency in future periods.

See Note 15 to the Financial Statements for additional information on both of these contingencies.

PPL Energy Supply has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Accruals

When an estimated loss is accrued, PPL Energy Supply identifies, where applicable, the triggering events for subsequently reducing the loss accrual. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

•
Certain loss accruals are systematically reduced based on the expiration of contract terms. An example of this is the loss accrual for above-market NUG purchase commitments, which is described below. This loss accrual is being reduced over the lives of the NUG purchase contracts.

•	Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or when underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL Energy Supply makes actual payments, a better estimate of the loss is determined or the loss is no longer considered probable.

The largest loss accrual on PPL Energy Supply's balance sheet, and the loss accrual that changed most significantly in 2006, was for an impairment of above-market NUG purchase commitments. This loss accrual reflects the estimated difference between the above-market contract terms, under the purchase commitments, and the expected fair value of the electricity to be purchased at the date these contracts were impaired. This loss accrual was originally recorded at $879 million in 1998, when PPL Electric's generation business was deregulated.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment. PPL EnergyPlus continues to reduce the above-market NUG liability based on the aforementioned schedule. As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with expected market prices. The above-market loss accrual was $136 million at December 31, 2006. This loss accrual will be significantly reduced by 2009, when all but one of the NUG contracts expires. The then-remaining NUG contract will expire in 2014.

Ongoing Assessment of Recorded Loss Accruals

PPL Energy Supply reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves ongoing communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

As part of the year-end preparation of its 2005 financial statements, PPL Energy Supply's management re-assessed the loss accrual related to the ash basin leak at Martins Creek, described above under "Initial Identification and Recording of the Loss Accrual." Based on the ongoing remediation efforts and communications with the Pennsylvania DEP and other appropriate agencies, PPL Energy Supply's management concluded that $48 million was the best estimate of the cost of the remediation effort.

In 2006, PPL Energy Supply reduced the estimate of costs to $37 million, primarily due to an insurance claim settlement. This amount represents management's best estimate of the probable loss associated with the Martins Creek ash basin leak. At December 31, 2006, the remaining contingency for this remediation was $9 million. PPL Energy Supply cannot predict the final cost of the remediation, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of the lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL Energy Supply as a result of the disposal basin leak. PPL Energy Supply also cannot predict with certainty the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL Energy Supply. PPL Energy Supply's management will continue to assess the loss accrual for this contingency in future periods.

Income Tax Uncertainties

Significant management judgment is required in developing PPL Energy Supply's contingencies, or reserves, for income taxes and valuation allowances for deferred tax assets. The ongoing assessment of tax contingencies is intended to result in management's best estimate of the ultimate settled tax position for each tax year. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ from the amount accrued. In evaluating the exposure associated with various filing positions, PPL Energy Supply accounts for changes in probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. The ongoing assessment of valuation allowances is based on an assessment of whether deferred tax assets will ultimately be realized. Management considers a number of factors in assessing the ultimate realization of deferred tax assets, including forecasts of taxable income in future periods.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." PPL Energy Supply adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 alters the methodology PPL Energy Supply currently uses to account for income tax uncertainties. Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5. See Note 23 to the Financial Statements for a more detailed discussion of FIN 48 and for information regarding the expected impact of adoption.

6)  Asset Retirement Obligations

SFAS 143, "Accounting for Asset Retirement Obligations," requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," clarifies the term conditional ARO as used in SFAS 143. FIN 47 specifies that a conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.

In determining AROs, management must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in current period dollars, inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements. Changes in ARO costs and settlement dates, which affect the carrying value of various AROs and the related assets, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligations.

At December 31, 2006, PPL Energy Supply had AROs totaling $336 million recorded on the Balance Sheet. Of this amount, $276 million or 82% relates to PPL Energy Supply's nuclear decommissioning ARO. PPL Energy Supply's most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates. A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to the nuclear decommissioning ARO liability at PPL Energy Supply as of December 31, 2006, associated with a change in these assumptions at the time of initial recognition. There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.
	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%/(10)%	$25/$(25)
Discount Rate	0.25%/(0.25)%	$(26)/$29
Inflation Rate	0.25%/(0.25)%	$32/$(29)

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews. See "Item 14. Principal Accounting Fees and Services" for more information.

PPL ELECTRIC UTILITIES CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, PA. See "Item 1. Business - Background," for a description of PPL Electric's business. PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business while maintaining high standards of customer service and reliability in a cost-effective manner.

PPL Electric's electricity delivery business is rate-regulated. Accordingly, this business is subject to regulatory risk in terms of the costs that they may recover and the investment returns that they may collect in customer rates. PPL Electric's PLR obligation and the associated recovery from customers of its energy supply costs after 2009, when PPL Electric's full requirements energy supply agreements with PPL EnergyPlus expire, will be determined by the PUC pursuant to rules that have not yet been promulgated. To address this risk, PPL Electric has filed a plan with the PUC detailing how it proposes to acquire its electricity supply for non-shopping customers after 2009. In February 2007, a PUC Administrative Law Judge issued a recommended decision approving PPL Electric's plan with minor modifications. PPL Electric cannot predict when the PUC will act on the recommended decision or what action it will take. Also, in February 2007, the PUC issued proposed PLR regulations and a policy statement regarding interpretation and implementation of those regulations. The PUC is requesting public comment on both the regulations and policy statement. At current forward market prices, PPL Electric currently estimates that customer rates could increase by about 20% in 2010.

A key challenge for PPL Electric is to maintain a strong credit profile. Investors, analysts and rating agencies that follow companies in the energy industry continue to be focused on the credit quality and liquidity position of these companies. PPL Electric continually focuses on maintaining an appropriate capital structure and liquidity position, thereby managing its target credit profile.

See "Item 1A. Risk Factors" for more information concerning material risks PPL Electric faces in its business.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Electric's past and expected future performance in implementing the strategy and challenges mentioned above. Specifically:

•	"Results of Operations" provides an overview of PPL Electric's operating results in 2006, 2005 and 2004, including a review of earnings. It also provides a brief outlook for 2007.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL Electric's past and future liquidity position and financial condition. This subsection also includes a listing of PPL Electric's current credit ratings.

•	"Financial Condition - Risk Management" includes an explanation of PPL Electric's risk management activities regarding commodity price risk and interest rate risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Electric and that require its management to make significant estimates, assumptions and other judgments.

The information provided in this Item 7 should be read in conjunction with PPL Electric's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

Earnings

Income available to PPL was:

2006	2005	2004

$180	$145	$74

The after-tax changes in income available to PPL were due to:

	2006 vs. 2005	2005 vs. 2004

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(6)	$123
Operation and maintenance expenses	(13)	(6)
Taxes, other than income (excluding gross receipts tax)	1	(9)
Depreciation	(4)	(3)
Change in tax reserves associated with stranded costs securitization (Note 5)		(15)
Interest income on 2004 IRS tax settlement		(5)
Financing costs (excluding transition bond interest expense)	(6)	4
Interest income on loans to affiliates	4	6
Income tax return adjustments	(4)
Income tax reserve adjustments		5
Other	(1)
Unusual items	64	(29)
	$35	$71

PPL Electric's year-to-year earnings were impacted by a number of key factors, including:

•	Delivery revenues decreased in 2006 compared with 2005 primarily due to milder weather in 2006.

•
In December 2004, the PUC approved an increase in PPL Electric's distribution rates of $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total annual increase of $194 million, effective January 1, 2005. Additionally, delivery revenues increased in 2005 compared with 2004 due to a 4.3% increase in electricity delivery sales volumes.

•
Operation and maintenance expense increased in 2006 compared with 2005, primarily due to higher tree trimming costs, a union contract ratification bonus and storm restoration costs. Operation and maintenance expense increased in 2005 compared with 2004, primarily due to increased system reliability work and tree trimming costs. Operation and maintenance expenses were also impacted in 2005 due to the January 2005 ice storm costs and subsequent deferral as discussed below.

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

The following after-tax items, which management considers unusual, also had a significant impact on earnings. See the indicated Notes to the Financial Statements for additional information.

	2006	2005	2004

Reversal of cost recovery - Hurricane Isabel (Note 1)	$(7)
Realization of benefits related to Black Lung Trust assets (Note 13)	21
PJM billing dispute (Note 15)	21	$(27)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)		(2)
Total	$35	$(29)

PPL Electric's earnings beyond 2006 are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL Electric's future earnings.

2007 Outlook

PPL Electric expects to have flat earnings in 2007 compared with 2006, with modest load growth being offset by increased operation and maintenance expenses.

In late March 2007, PPL Electric expects to file a request with the PUC seeking an increase in its distribution rates beginning in January 2008.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	2006 vs. 2005	2005 vs. 2004

PLR electric generation supply	$127	$122
Electric delivery	(38)	201
Other	(1)	1
	$88	$324

The increases in revenues from retail electric operations for 2006 compared with 2005 were primarily due to increased PLR revenues resulting from an 8.4% rate increase, offset by a decrease in electric delivery revenues resulting from a decrease in sales volumes due in part to milder weather in 2006.

The increases in revenues from retail electric operations for 2005 compared with 2004 were primarily due to:

•	higher electric delivery revenues resulting from higher transmission and distribution customer rates effective January 1, 2005, and a 4.3% increase in sales volume; and
•	higher PLR revenues due to a 2% rate increase and a 6% increase in sales volume, in part due to the return of customers previously served by alternate suppliers.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. The $9 million increase in wholesale revenue to affiliate in 2006 compared with 2005 was primarily due to an unplanned outage at a NUG facility in 2005. PPL Electric therefore had more electricity to sell to PPL EnergyPlus in 2006.

The $6 million decrease in wholesale revenue to affiliate in 2005 compared with 2004 was also primarily due to the unplanned outage at a NUG facility in 2005.

Energy Purchases

Energy purchases decreased by $81 million for 2006 compared with 2005 primarily due to the $39 million loss accrual for the PJM billing dispute recorded in 2005 and the $28 million reduction of that accrual recorded in December 2006. See Note 15 to the Financial Statements for additional information regarding the PJM billing dispute. Also, the decrease reflects $14 million in lower ancillary costs and a reduction of $8 million resulting from the elimination of a charge to load-serving entities, which minimized the impacts of integrating into the Midwest ISO and PJM markets, contributed to the decrease. These decreases were partially offset by a $7 million increase due to an unplanned NUG outage in 2005.

Energy purchases increased by $49 million in 2005 compared with 2004 primarily due to the $39 million accrual for the PJM billing dispute. Also, the increase reflects a $6 million increase in ancillary costs and a $10 million charge to load-serving entities which began in May 2005, retroactive to December 2004. This charge minimized the revenue impacts to transmission owners that resulted from the integration of the Midwest ISO and PJM markets and continued until March 2006. These increases were partially offset by a $7 million decrease due to an unplanned NUG outage in 2005.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $118 million in 2006 compared with 2005. The increase is primarily the result of an 8.4% increase in prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load, offset by a slight decrease in that load.

Energy purchases from affiliate increased by $90 million in 2005 compared with 2004. The increase reflects an increase in PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that was needed to support the PLR load.

Other Operation and Maintenance

For the year ended 2006, PPL Electric's other operation and maintenance expense was reduced by a $36 million pre-tax one-time credit in connection with the realization of benefits related to the ability to use excess Black Lung Trust assets to make future benefit payments for retired miners' medical benefits. See Note 13 to the Financial Statements for additional information.

Excluding this one-time credit, the increases in other operation and maintenance expenses were due to:

	2006 vs. 2005	2005 vs. 2004

Costs associated with severe ice storms in January 2005 (Note 1)	$(16)	$16
Subsequent deferral of a portion of costs associated with January 2005 ice storms (Note 1)	12	(12)
Increase in PUC-reportable storm costs	9
Increase in domestic system reliability work, including tree trimming	19	10
Accelerated amortization of stock-based compensation (Note 1)	(5)	5
Increase in pension and postretirement benefit costs (Note 13)	4	1
Increase in allocation of certain corporate service costs (Note 16)	2	1
Reversal of cost recovery - Hurricane Isabel (Note 1)	11
Decrease in employee benefits due to transfer of field services employees to PPL Generation		(7)
Union contract ratification bonus	3
PJM system control and dispatch services	(5)	(3)
Change in retired miners' medical benefits	(7)	5
Other	3	(6)
	$30	$10

Depreciation

Depreciation increased by $6 million in 2006 compared with 2005 and by $5 million in 2005 compared with 2004 primarily due to plant additions. 2006 compared with 2005 was impacted by the purchase of equipment previously leased. See Note 11 to the Financial Statements for additional information. 2005 compared with 2004 was impacted by the Automated Meter Reading project.

Taxes, Other Than Income

A $7 million increase in gross receipts tax expense, offset by a $2 million decrease in real estate tax expense, are the primary reasons for the $4 million increase in taxes, other than income, in 2006 compared with 2005.

In 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal and a $19 million increase in domestic gross receipts tax expense in 2005 are the primary reasons for the $33 million increase in taxes, other than income in 2005, compared with 2004.

Other Income - net

See Note 17 to the Financial Statements for details of other income and deductions.

Financing Costs

The decreases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	2006 vs. 2005	2005 vs. 2004

Dividends on 6.25% Series Preference Stock (Note 7)	$12
Interest on PLR contract collateral (Note 16)	5	$9
Decrease in long-term debt interest expense	(20)	(24)
Interest accrued for PJM billing dispute (Note 15)	(15)	8
Other	(1)	(1)
	$(19)	$(8)

Income Taxes

The changes in income taxes were due to:

	2006 vs. 2005	2005 vs. 2004

Higher pre-tax book income	$30	$50
Tax return adjustments	4
Tax reserve adjustments		10
Other	1	1
	$35	$61

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

PPL Electric is focused on maintaining an appropriate liquidity position and strengthening its balance sheet, thereby continuing to improve its credit profile. PPL Electric believes that its cash on hand, short-term investments, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL Electric currently expects cash, cash equivalents and short-term investments at the end of 2007 to be less than $100 million, while maintaining approximately $200 million in credit facility capacity and up to $150 million in short-term debt capacity related to an asset-backed commercial paper program. However, PPL Electric's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to:

•	unusual or extreme weather that may damage PPL Electric's transmission and distribution facilities or affect energy sales to customers;
•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Electric's current and past business activities; and
•	a downgrade in PPL Electric's or its subsidiary's credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, PPL Electric had the following:

	2006	2005	2004

Cash and cash equivalents	$150	$298	$151
Short-term investments	26	25	10
	176	323	161
Short-term debt	42	42	42

The changes in PPL Electric's cash and cash equivalents position resulted from:

	2006	2005	2004

Net Cash Provided by Operating Activities	$578	$580	$898
Net Cash Used in Investing Activities	(287)	(193)	(523)
Net Cash Used in Financing Activities	(439)	(240)	(386)
Net (Decrease) Increase in Cash and Cash Equivalents	$(148)	$147	$(11)

Operating Activities

PPL Electric's cash provided by operating activities remained flat in 2006 compared with 2005. Except for the items explained below, there were no other significant changes in the components of PPL Electric's cash provided by operating activities. Domestic retail electric revenues increased as a result of an 8.4% increase in PLR sales prices in 2006, but were partially offset by a decrease in domestic delivery revenues resulting from a decrease in sales volumes, due in part to milder weather in 2006. The net increase from revenues was offset by energy purchases PPL Electric made from PPL EnergyPlus under the PLR contracts. PPL Electric purchased less energy under the PLR contracts in 2006 but incurred a scheduled 8.4% increase in the price it pays under such contracts.

Net cash provided by operating activities decreased by $318 million in 2005 compared with 2004, primarily as a result of receipts in 2004 of $300 million in cash collateral related to the PLR energy supply agreements and a federal income tax refund in 2004. The decrease for 2005 compared with 2004 was partially mitigated by the 7.1% increase in distribution rates and transmission cost recoveries effective January 1, 2005.

An important element supporting the stability of PPL Electric's cash from operations is its long-term purchase contracts with PPL EnergyPlus. These contracts provide sufficient energy for PPL Electric to meet its PLR obligation through 2009, at the predetermined capped rates it is entitled to charge its customers over this period. These contracts require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of adverse changes in market prices. Also under the contracts, PPL Energy Supply may request cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Electric's credit ratings. The maximum amount that PPL Electric would have to post under these contracts is $300 million, and PPL Electric estimates that it would not have had to post any collateral if energy prices decreased by 10% from year-end 2006 or 2005 levels.

Investing Activities

The primary use of cash in investing activities is capital expenditures. See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2006 and projected expenditures for the years 2007 through 2011.

Net cash used in investing activities increased by $94 million in 2006 compared with 2005, primarily as a result of an increase of $115 million in capital expenditures, of which $52 million related to the purchase of leased equipment. See Note 11 to the Financial Statements for further discussion of the purchase of leased equipment in connection with the termination of the related master lease agreements.

Net cash used in investing activities decreased by $330 million in 2005 compared with 2004, primarily as a result of initiating a $300 million demand loan to an affiliate in 2004.

Financing Activities

Net cash used in financing activities increased $199 million in 2006 compared with 2005, primarily as a result of the repurchase of $200 million of common stock from PPL, an increase of $298 million in net debt retirements and an increase of $23 million in dividends paid to PPL, partially offset by net proceeds of $245 million from the issuance of preference stock and a $75 million contribution from PPL. A portion of the proceeds received from the issuance of the preference stock was used to fund the repurchase of common stock from PPL. See Note 7 to the Financial Statements for details regarding the preference stock. PPL Electric did not issue any long-term debt in 2006. See Note 8 to the Financial Statements for more detailed information regarding PPL Electric's debt retirements during 2006.

Net cash used in financing activities decreased by $146 million in 2005 compared with 2004, primarily due to a decrease of $217 million in net debt retirements, partially offset by an increase of $69 million in dividends paid to PPL.

See "Forecasted Sources of Cash" for a discussion of PPL Electric's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL Electric. Also see "Forecasted Uses of Cash" for a discussion of PPL Electric's plans to pay dividends on its common and preferred securities, as well as maturities of PPL Electric's long-term debt.

Forecasted Sources of Cash

PPL Electric expects to continue to have significant sources of cash available in the near term, including a credit facility, a commercial paper program and an asset-backed commercial paper program. PPL Electric also expects to continue to have access to debt and equity capital markets, as necessary, for its long-term financing needs.

Credit Facility

At December 31, 2006, PPL Electric's total committed borrowing capacity under its credit facility and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued (b)	Available Capacity

PPL Electric Credit Facility (a)	$200			$200

(a)
Borrowings under PPL Electric's credit facility bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Electric also has the capability to cause the lenders to issue up to $200 million of letters of credit under this facility, which issuances reduce available borrowing capacity.

The credit facility contains a financial covenant requiring debt to total capitalization to not exceed 70%. At December 31, 2006 and 2005, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facility, were 48% and 55%. The credit facility also contains standard representations and warranties that must be made for PPL Electric to borrow under it.

(b)	PPL Electric has a reimbursement obligation to the extent any letters of credit are drawn upon.

In addition to the financial covenants noted in the table above, the credit agreement contains various other covenants. Failure to meet the covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreement. PPL Electric monitors the covenants on a regular basis. At December 31, 2006, PPL Electric was in material compliance with these covenants. At this time PPL Electric believes that these covenants and other borrowing conditions will not limit access to this funding source. PPL Electric intends to renew and extend its $200 million credit facility in 2007.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by the $200 million credit facility of PPL Electric. PPL Electric had no commercial paper outstanding at December 31, 2006 and 2005. During 2007, PPL Electric may issue commercial paper from time to time to facilitate short-term cash flow needs.

Asset-Backed Commercial Paper Program

PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly-owned subsidiary on an ongoing basis. The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric uses the proceeds from the program for general corporate purposes and to cash collateralize letters of credit. At December 31, 2006 and 2005, the loan balance outstanding was $42 million, all of which was used to cash collateralize letters of credit. See Note 8 to the Financial Statements for further discussion of the asset-backed commercial paper program.

Long-Term Debt and Equity Securities

Subject to market conditions in 2007, PPL Electric currently plans to issue up to $300 million in long-term debt securities. PPL Electric expects to use the proceeds to fund a maturity of existing debt and for general corporate purposes. PPL Electric currently does not plan to issue any equity securities in 2007.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, and taxes, PPL Electric currently expects to incur future cash outflows for capital expenditures, various contractual obligations and payment of dividends on its common and preferred securities.

Capital Expenditures

The table below shows PPL Electric's actual spending for the year 2006 and current capital expenditure projections for the years 2007 through 2011.

	Actual	Projected
	2006	2007	2008	2009	2010	2011
Construction expenditures (a)
Transmission and distribution facilities	$268	$272	$234	$260	$268	$317
Other	21	24	20	17	17	21
Total Capital Expenditures	$289	$296	$254	$277	$285	$338

(a)	Construction expenditures include AFUDC, which is expected to be approximately $13 million for the 2007-2011 period.

PPL Electric's capital expenditure projections for the years 2007-2011 total approximately $1.5 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

PPL Electric plans to fund all of its capital expenditures in 2007 with cash on hand and cash from operations.

Contractual Obligations

PPL Electric has assumed various financial obligations and commitments in the ordinary course of conducting its business. At December 31, 2006, the estimated contractual cash obligations of PPL Electric were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$1,979	$555	$881		$543
Capital Lease Obligations
Operating Leases
Purchase Obligations (b)	5,370	1,737	3,633
Other Long-term Liabilities Reflected on the Balance Sheets under GAAP
Total Contractual Cash Obligations	$7,349	$2,292	$4,514		$543

(a)
Reflects principal maturities only. Includes $605 million of transition bonds issued by PPL Transition Bond Company in 1999 to securitize a portion of PPL Electric's stranded costs. This debt is non-recourse to PPL Electric.

(b)
The payments reflected herein are subject to change, as the purchase obligation reflected is an estimate based on projected obligated quantities and projected pricing under the contract. Purchase orders made in the ordinary course of business are excluded from the amounts presented.

Dividends

From time to time, as determined by its Board of Directors, PPL Electric pays dividends on its common stock to its parent, PPL, which uses the dividends for general corporate purposes, including meeting its cash flow needs. As discussed in Note 7 to the Financial Statements, PPL Electric may not pay dividends on its common stock, except in certain circumstances, unless full dividends have been paid on the 6.25% Series Preference Stock for the then-current dividend period. PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred securities, if and as declared by its Board of Directors.

PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain requirements included in its Articles of Incorporation and Bylaws to maintain its separateness from PPL and PPL's other subsidiaries. PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

Credit Ratings

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric and PPL Transition Bond Company. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The credit ratings of PPL Electric and PPL Transition Bond Company are based on information provided by PPL Electric and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric or PPL Transition Bond Company. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities. A downgrade in PPL Electric's or PPL Transition Bond Company's credit ratings could result in higher borrowing costs and reduced access to capital markets.

The following table summarizes the credit ratings of PPL Electric and PPL Transition Bond Company at December 31, 2006.

	Moody's	S&P	Fitch (b)
PPL Electric
Senior Unsecured/Issuer Rating	Baa1	A-	BBB
First Mortgage Bonds	A3	A-	A-
Pollution Control Bonds (a)	Aaa	AAA
Senior Secured Bonds	A3	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Baa3	BBB	BBB+
Preference Stock	Baa3	BBB	BBB
Outlook	STABLE	STABLE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

(a)	Insured as to payment of principal and interest.
(b)	Issuer Rating for Fitch is an "Issuer Default Ratings."

In March 2006, Moody's upgraded the issuer rating of PPL Electric to Baa1 from Baa2, upgraded the ratings of its First Mortgage Bonds and Senior Secured Bonds to A3 from Baa1 and upgraded the rating of its preferred stock to Baa3 from Ba1.

In connection with PPL Electric's issuance of preference stock in April 2006, S&P affirmed all of PPL Electric's credit ratings.

In August 2006, Fitch affirmed its credit ratings and stable outlook for PPL Electric.

In November 2006, S&P completed its annual review of its credit ratings for PPL Electric. At that time, S&P affirmed its credit ratings and stable outlook for PPL Electric.

Off-Balance Sheet Arrangements

PPL Electric has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 15 to the Financial Statements for a discussion on guarantees.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009. See Note 16 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At December 31, 2006 and 2005, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At December 31, 2006, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $37 million, compared with $43 million at December 31, 2005.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 16 to the Financial Statements.

Environmental Matters

See Note 15 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL Electric.

New Accounting Standards

See Note 23 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.) PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value. PPL Electric must adopt SFAS 157 no later than January 1, 2008. The adoption of SFAS 157 is expected to impact the fair value component of PPL Electric's critical accounting policy related to "Pension and Other Postretirement Benefits." See Note 23 to the Financial Statements for additional information regarding SFAS 157.

1)  Pension and Other Postretirement Benefits

As described in Note 13 to the Financial Statements, PPL Electric participates in, and is allocated a significant portion of the liability and net periodic pension and other postretirement costs of plans sponsored by PPL Services based on participation in those plans. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits. In addition, PPL adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006. See Note 13 to the Financial Statements for further details. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans. The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL Electric records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting a discount rate for its domestic pension and other postretirement plans, PPL starts with an analysis of the expected benefit payment stream for its plans. This information is first matched against a spot-rate yield curve. A portfolio of over 500 Moody's Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $370 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve. The results of this analysis are considered in conjunction with other economic data and consideration of movements in the Moody's Aa bond index to determine the discount rate assumption. At December 31, 2006, PPL increased the discount rate for its domestic plans from 5.70% to 5.94%.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans. At December 31, 2006, PPL's expected return on plan assets remained at 8.50% for its domestic pension plans and decreased to 7.75% from 8.00% for its other postretirement benefit plans.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates. At December 31, 2006, PPL's rate of compensation increase remained at 4.75% for its domestic plans.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2006, PPL's health care cost trend rates were 9.0% for 2007, gradually declining to 5.5% for 2012.

A variance in the assumptions listed above could have a significant impact on the accrued pension and other postretirement benefit liabilities and reported annual net periodic pension and other postretirement benefit cost allocated to PPL Electric. The following chart reflects the sensitivities in the 2006 financial statements associated with a change in certain assumptions based on PPL's primary pension and other postretirement plans. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the accrued pension and other postretirement benefit liabilities and reported annual net periodic pension and other postretirement benefit cost by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

	Increase (Decrease)
Actuarial Assumption	Change in Assumption	Impact on Liabilities	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$32	$1	$31
Expected Return on Plan Assets	(0.25)%	N/A	2	(2)
Rate of Compensation Increase	0.25%	6	1	6
Health Care Cost Trend Rate (a)	1.0%	8	1	7

(a)	Only impacts other postretirement benefits.

At December 31, 2006, PPL Electric's Balance Sheet reflected a net liability of $133 million for pension and other postretirement benefits allocated from plans sponsored by PPL Services.

In 2006, PPL Electric was allocated net periodic pension and other postretirement costs charged to operating expense of $15 million. This amount represents a $4 million increase compared with the charge recognized during 2005. This increase was primarily due to updated demographic assumptions, primarily due to updating the mortality table used to measure obligation and cost.

Refer to Note 13 to the Financial Statements for additional information regarding pension and other postretirement benefits.

2)  Loss Accruals

PPL Electric periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. PPL Electric's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies," and other related accounting guidance. SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. The FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains. PPL Electric continuously assesses potential loss contingencies for environmental remediation, litigation claims, income taxes, regulatory penalties and other events.

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient. All three of these aspects of accounting for loss accruals require significant judgment by PPL Electric's management.

Initial Identification and Recording of the Loss Accrual

PPL Electric uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

In 2005, a significant loss accrual was initially recorded for the PJM billing dispute. Significant judgment was required by PPL Electric's management to perform the initial assessment of this contingency. In 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC, alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of $8 million, and for PJM to refund these same amounts to PECO. In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order). In the Order, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed. The FERC ordered settlement discussions, before a judge, to determine the amount of the overcharge to PECO and the parties responsible for reimbursement to PECO.

Based on an evaluation of the FERC Order, PPL Electric's management concluded that it was probable that a loss had been incurred in connection with the PJM billing dispute. PPL Electric recorded a loss accrual of $47 million, the amount of PECO's claim, in the first quarter of 2005. See Note 15 to the Financial Statements for additional information.

See "Ongoing Assessment of Recorded Loss Accruals" for a discussion of the year-end assessments of this contingency.

PPL Electric has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Accruals

When an estimated loss is accrued, PPL Electric identifies, where applicable, the triggering events for subsequently reducing the loss accrual. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

•	Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or when underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL Electric makes actual payments, a better estimate of the loss is determined or the loss is no longer considered probable.

Ongoing Assessment of Recorded Loss Accruals

PPL Electric reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves ongoing communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

As part of the year-end preparation of its financial statements, PPL Electric's management re-assessed the loss accrual related to the PJM billing dispute, described above under "Initial Identification and Recording of the Loss Accrual." See Note 15 to the Financial Statements for additional information.

In March 2006, the FERC rejected the proposed settlement agreement that was filed with the FERC in September 2005. Subsequently, in March 2006, PPL Electric and Exelon filed with the FERC a new proposed settlement agreement. In November 2006, the FERC entered an order accepting the March 2006 proposed settlement agreement, upon the condition that PPL Electric agree to certain modifications. In December 2006, PPL Electric and Exelon filed with the FERC a modified offer of settlement (Compliance Filing). Under the Compliance Filing, which must be approved by the FERC, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill. Through December 31, 2006, the estimated interest on this payment would be $4 million, for a total payment of $42 million. As a result, PPL Electric reduced the recorded loss accrual to $42 million at December 31, 2006. Based on the terms of the latest settlement agreement and the effective date and provisions of power supply agreements between PPL Electric and PPL EnergyPlus, PPL has determined that PPL Electric is responsible for the claims prior to July 1, 2000 (totaling $12 million), and that PPL EnergyPlus is responsible for the claims subsequent to that date (totaling $30 million). Therefore, PPL Electric recorded a receivable from PPL EnergyPlus of $30 million at December 31, 2006, for the portion of claims allocated to PPL EnergyPlus. As a result of the reduction of the loss accrual and allocation to PPL EnergyPlus, PPL Electric recorded credits to expense of $35 million, including $28 million of "Energy purchases" and $7 million of "Interest Expense" on the Statement of Income. PPL Electric's management will continue to assess the loss accrual for this contingency in future periods.

Income Tax Uncertainties

Significant management judgment is required in developing PPL Electric's contingencies, or reserves, for income taxes and valuation allowances for deferred tax assets. The ongoing assessment of tax contingencies is intended to result in management's best estimate of the ultimate settled tax position for each tax year. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ from the amount accrued. In evaluating the exposure associated with various filing positions, PPL Electric accounts for changes in probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. The ongoing assessment of valuation allowances is based on an assessment of whether deferred tax assets will ultimately be realized. Management considers a number of factors in assessing the ultimate realization of deferred tax assets, including forecasts of taxable income in future periods.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." PPL Electric adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 alters the methodology PPL Electric currently uses to account for income tax uncertainties. Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies under SFAS 5. See Note 23 to the Financial Statements for a more detailed discussion of FIN 48 and for information regarding the expected impact of adoption.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation:

We have audited the accompanying consolidated balance sheet and statement of long-term debt of PPL Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareowners' common equity and comprehensive income, and cash flows for the year then ended.  Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the accompanying Index to Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Corporation and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 23 to the consolidated financial statements, the Company adopted FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PPL Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

                                                       /s/ Ernst  & Young LLP
Philadelphia, Pennsylvania
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that PPL Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PPL Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that PPL Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PPL Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of long-term debt as of December 31, 2006 and the related consolidated statements of income, shareowners' common equity and comprehensive income, and cash flows for the year then ended of PPL Corporation and our report dated February 26, 2007 expressed an unqualified opinion thereon.

                                                       /s/ Ernst  & Young LLP
Philadelphia, Pennsylvania
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Corporation and its subsidiaries (the “Company”) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule "Schedule II - Valuation and Qualifying Accounts and Reserves" for the two years ended December 31, 2005, listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company adopted FIN No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2006, except for
  Note 10 which is as of December 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member
of PPL Energy Supply, LLC:

We have audited the consolidated balance sheet and statement of long-term debt of PPL Energy Supply, LLC and subsidiaries as of December 31, 2006, and the related consolidated statements of income, members' equity and comprehensive income, and cash flows for the year then ended.  Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the accompanying Index to Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Energy Supply, LLC and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 23 to the consolidated financial statements, the Company adopted FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

                                                       /s/ Ernst  & Young LLP
Philadelphia, Pennsylvania
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member
of PPL Energy Supply, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Energy Supply, LLC and its subsidiaries (the “Company”) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, "Schedule II - Valuation and Qualifying Accounts and Reserves" for the two years ended December 31, 2005, listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company adopted FIN No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2006, except for
  Note 10 which is as of December 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner
of PPL Electric Utilities Corporation:

We have audited the accompanying consolidated balance sheet and statement of long-term debt of PPL Electric Utilities Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareowners' equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the accompanying Index to Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Electric Utilities Corporation and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 23 to the consolidated financial statements, the Company adopted FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

                                                       /s/ Ernst  & Young LLP
Philadelphia, Pennsylvania
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner
of PPL Electric Utilities Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Electric Utilities Corporation and its subsidiaries (the “Company”) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule "Schedule II - Valuation and Qualifying Accounts and Reserves" for the two years ended December 31, 2005, listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	2006	2005	2004
Operating Revenues
Utility	$4,573	$4,329	$3,900
Unregulated retail electric	91	101	114
Wholesale energy marketing	1,532	1,091	1,184
Net energy trading margins	35	32	21
Energy-related businesses	668	626	535
Total	6,899	6,179	5,754

Operating Expenses
Operation
Fuel	909	914	755
Energy purchases	1,310	893	881
Other operation and maintenance	1,411	1,407	1,247
Amortization of recoverable transition costs	282	268	257
Depreciation (Note 1)	446	420	404
Taxes, other than income (Note 5)	282	279	249
Energy-related businesses	660	649	566
Total	5,300	4,830	4,359

Operating Income	1,599	1,349	1,395

Other Income - net (Note 17)	68	29	39

Interest Expense	482	508	513

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	1,185	870	921

Income Taxes (Note 5)	275	122	201

Minority Interest	11	7	8

Dividends on Preferred Securities of a Subsidiary (Notes 7 and 8)	14	2	2

Income from Continuing Operations	885	739	710

Loss from Discontinued Operations (net of income taxes) (Notes 9 and 10)	20	53	12

Income Before Cumulative Effect of a Change in Accounting Principle	865	686	698

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 21)		(8)

Net Income	$865	$678	$698

Earnings Per Share of Common Stock (Note 4)
Income from Continuing Operations:
Basic	$2.32	$1.95	$1.93
Diluted	$2.29	$1.93	$1.92
Net Income:
Basic	$2.27	$1.79	$1.89
Diluted	$2.24	$1.77	$1.89

Dividends Declared Per Share of Common Stock	$1.10	$0.96	$0.82

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$865	$678	$698
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of a change in accounting principle		8
Pre-tax loss from the sale of the Sundance plant		72
Pre-tax loss from the sale of interest in Griffith plant	39
Depreciation	446	423	412
Stock compensation expense	24	32	12
Amortizations - recoverable transition costs and other	309	298	279
Pension expense (income) - net	54	26	(24)
Pension funding	(169)	(67)	(10)
Realization of benefits related to Black Lung Trust assets	(36)
Deferred income taxes and investment tax credits	(25)	(66)	155
Accrual for remediation of ash basin leak	(11)	32
Other	70	60	26
Change in current assets and current liabilities
Accounts receivable	(31)	(93)	109
Accounts payable	116	141	(49)
Fuel, materials and supplies	(31)	(38)	(52)
Other	107	(101)	3
Other operating activities
Other assets	17	18	(4)
Other liabilities	14	(35)	(58)

Net cash provided by operating activities	1,758	1,388	1,497

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,394)	(811)	(734)
Proceeds from the sale of the Sundance plant		190
Proceeds from the sale of interest in Griffith plant	110
Proceeds from the sale of minority interest in CGE			123
Purchases of emission allowances	(76)	(169)	(109)
Proceeds from the sale of emission allowances	46	64	67
Purchases of nuclear decommissioning trust investments	(227)	(239)	(134)
Proceeds from the sale of nuclear decommissioning trust investments	211	223	113
Purchases of short-term investments	(696)	(116)	(130)
Proceeds from the sale of short-term investments	400	118	74
Net increase in restricted cash	(12)	(34)	(48)
Other investing activities	21	(5)

Net cash used in investing activities	(1,617)	(779)	(778)

Cash Flows from Financing Activities
Issuance of long-term debt	1,985	737	322
Retirement of long-term debt	(1,535)	(1,261)	(1,171)
Issuance of preference stock, net of issuance costs	245
Issuance of common stock	21	37	596
Payment of common stock dividends	(409)	(347)	(297)
Net (decrease) increase in short-term debt	(173)	184	(14)
Other financing activities	(39)	(26)	(14)

Net cash provided by (used in) financing activities	95	(676)	(578)

Effect of Exchange Rates on Cash and Cash Equivalents	3	6	9

Net Increase (Decrease) in Cash and Cash Equivalents	239	(61)	150
Cash and Cash Equivalents at Beginning of Period	555	616	466
Cash and Cash Equivalents at End of Period	$794	$555	$616

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$449	$466	$488
Income taxes - net	$270	$149	$14

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2006	2005
Assets

Current Assets
Cash and cash equivalents	$794	$555
Short-term investments	359	63
Restricted cash (Note 19)	102	93
Accounts receivable (less reserve: 2006, $50; 2005, $87)	591	544
Unbilled revenues	469	479
Fuel, materials and supplies (Note 1)	378	346
Prepayments	79	53
Deferred income taxes (Note 5)	162	192
Price risk management assets (Note 18)	551	488
Other acquired intangibles (Note 20)	124	46
Other	21	47
Total Current Assets	3,630	2,906

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	47	56
Nuclear plant decommissioning trust funds (Note 21)	510	444
Other	7	8
Total Investments	564	508

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	8,836	7,984
Generation	8,744	8,761
General	779	646
	18,359	17,391
Construction work in progress	682	259
Nuclear fuel	354	327
Electric plant	19,395	17,977
Gas and oil plant	373	349
Other property	311	289
	20,079	18,615
Less: accumulated depreciation	8,010	7,699
Total Property, Plant and Equipment	12,069	10,916

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	884	1,165
Goodwill (Note 20)	1,154	1,070
Other acquired intangibles (Note 20)	367	416
Price risk management assets (Note 18)	144	84
Other	935	861
Total Regulatory and Other Noncurrent Assets	3,484	3,596

Total Assets	$19,747	$17,926

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2006	2005
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$42	$214
Long-term debt	1,018	1,126
Long-term debt with affiliate trust (Notes 8, 16 and 22)	89
Accounts payable	667	542
Above market NUG contracts (Note 15)	65	70
Taxes	194	168
Interest	109	112
Dividends	111	96
Price risk management liabilities (Note 18)	550	533
Other	503	493
Total Current Liabilities	3,348	3,354

Long-term Debt	6,728	5,955

Long-term Debt with Affiliate Trust (Notes 8, 16 and 22)		89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	2,331	2,197
Price risk management liabilities (Note 18)	459	541
Accrued pension obligations (Note 13)	364	374
Asset retirement obligations (Note 21)	336	298
Above market NUG contracts (Note 15)	71	136
Other	627	457
Total Deferred Credits and Other Noncurrent Liabilities	4,188	4,003

Commitments and Contingent Liabilities (Note 15)

Minority Interest	60	56

Preferred Securities of a Subsidiary (Note 7)	301	51

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value (b)	2,810	3,602
Treasury stock (a) (b)		(838)
Earnings reinvested	2,626	2,182
Accumulated other comprehensive loss (Note 1)	(318)	(532)
Total Shareowners' Common Equity	5,122	4,418

Total Liabilities and Equity	$19,747	$17,926
(a)
780 million shares authorized; 385 million shares issued and outstanding at December 31, 2006, and 380 million shares issued and outstanding, excluding 62 million shares held as treasury stock, at December 31, 2005.

(b)	See Note 1 for additional information on the retirement of all treasury stock in 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' COMMON EQUITY
AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share amounts)
	2006	2005	2004

Common stock at beginning of year	$4	$2	$2
Common stock split		2

Common stock at end of year	4	4	2

Capital in excess of par value at beginning of year	3,602	3,528	2,913
Common stock split		(2)
Retirement of treasury stock	(839)
Common stock issued	26	42	596
Stock-based compensation	22	32	12
Other	(1)	2	7

Capital in excess of par value at end of year	2,810	3,602	3,528

Treasury stock at beginning of year	(838)	(838)	(837)
Treasury stock purchased	(1)		(1)
Retirement of treasury stock	839

Treasury stock at end of year		(838)	(838)

Earnings reinvested at beginning of year	2,182	1,870	1,478
Net income	865	678	698
Dividends and dividend equivalents declared on common stock and restricted stock units	(421)	(366)	(306)

Earnings reinvested at end of year	2,626	2,182	1,870

Accumulated other comprehensive loss at beginning of year (c)	(532)	(323)	(297)
Other comprehensive income (loss) (b)	414	(209)	(26)
Adjustment to initially apply SFAS 158, net of tax benefit of $103 (Note 13)	(200)

Accumulated other comprehensive loss at end of year	(318)	(532)	(323)

Total Shareowners' Common Equity	$5,122	$4,418	$4,239

Common stock shares outstanding at beginning of year (a)	380,145	378,143	354,723
Common stock shares issued through the ICP, ICPKE, PEPS Units conversion, 2.625% Convertible Senior Notes and directors retirement plan, net of forfeitures	4,955	2,024	23,473
Treasury stock shares purchased	(61)	(22)	(53)

Common stock shares outstanding at end of year	385,039	380,145	378,143

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)	Statement of Comprehensive Income (Note 1):
	Net income	$865	$678	$698
	Other comprehensive income (loss):
	Foreign currency translation adjustments	155	(53)	110
	Net unrealized gains on available-for-sale securities, net of tax expense of $33, $5, $18	10	8	20
	Additional minimum pension liability adjustments, net of tax expense (benefit) of $26, $8, $(24)	54	19	(52)
	Net unrealized gains (losses) on qualifying derivatives, net of tax expense (benefit) of $124, $(115), $(60)	195	(183)	(104)
	Total other comprehensive income (loss)	414	(209)	(26)
	Comprehensive Income	$1,279	$469	$672

(c)	See Note 1 for disclosure of balances for each component of Accumulated other comprehensive loss.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2006			2005	Maturity (a)

U.S.
6.84% - 8.375% Medium-term Notes		$283		$283	2007
Senior Floating Rate Notes (b)				99	2006
7.29% Subordinated Notes				148	2006
4.33% - 7.0% Senior Unsecured Notes		2,301	(k)(l)	1,301	2009-2046
2.625% Convertible Senior Notes (c)		102		400	2023
8.05% - 8.30% Senior Secured Notes (d)		437		437	2013
8.70% Unsecured Promissory Notes		10		10	2022
6.55% - 7.7% First Mortgage Bonds (e)		10		156	2006-2014
4.30% - 6-1/4% Senior Secured Bonds (e)		1,041		1,041	2007-2020
3.125% - 4.75% Senior Secured Bonds (Pollution Control Series) (f)		314		314	2008-2029
7.05% - 7.15% Series 1999-1 Transition Bonds		605		892	2006-2008
Floating Rate Pollution Control Revenue Bonds (g)		9		9	2027
		5,112		5,090

U.K.
4.80436% - 9.25% Senior Unsecured Notes (h)		1,987	(m)(n)	1,784	2006-2037
1.541% Index-linked Senior Unsecured Notes (h)(i)		443	(o)		2053-2056
		2,430		1,784

Latin America
3.75% - 9.0 % Inflation-linked Debt		205	(m)(p)	204	2006-2027
4.00% - 8.57% Other		18		22	2006-2011
		223		226
		7,765		7,100
Fair value adjustments from hedging activities		(9)		(15)
Unamortized premium		12		13
Unamortized discount		(22)		(17)
		7,746		7,081
Less amount due within one year		(1,018)		(1,126)
Total Long-term Debt		$6,728		$5,955

Long-term Debt with Affiliate Trust:
8.23% Subordinated Debentures (j)		$89		$89	2027
Less amount due within one year		(89)
Total Long-term Debt with Affiliate Trust	$			$89

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)
Aggregate maturities of long-term debt, including long-term debt with affiliate trust, are (millions of dollars): 2007, $1,107; 2008, $624; 2009, $691; 2010, $12; 2011, $539; and $4,881 thereafter. There are no debt securities outstanding that have sinking fund requirements.

(b)	Rate at December 31, 2005, was 5.42%.
(c)
The Convertible Senior Notes may be redeemed beginning on May 20, 2008. Additionally, the holders have the right to require PPL Energy Supply to purchase the notes at par value on every fifth anniversary of the issuance, with such first date being May 15, 2008. See Notes 4 and 8 for a discussion of conversion terms.

(d)	Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information.
(e)
The First Mortgage Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture. The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric. The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture. The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.

(f)
PPL Electric issued a series of its Senior Secured Bonds to secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the Lehigh County Industrial Development Authority (LCIDA) on behalf of PPL Electric. These Senior Secured Bonds were issued in the same principal amount and bear the same interest rate as such Pollution Control Bonds. These Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture and are secured as noted in (e) above. $224 million of these Senior Secured Bonds may be redeemed at par beginning in 2015.

(g)	Rate was 3.97% at December 31, 2006, and 3.58% at December 31, 2005.
(h)
Although financial information of foreign subsidiaries is recorded on a one-month lag, WPD's December 2006 bond issuances and bond retirement are reflected in the 2006 Financial Statements due to the materiality of these transactions. See Note 8 for further discussion.

(i)	The principal amount of these notes is adjusted on a semi-annual basis based on changes in a specified index, as detailed in the terms of the related indentures.
(j)
Represents debt with a wholly-owned trust that was deconsolidated effective December 31, 2003. See Note 22 for further discussion. See Note 8 for a discussion of the redemption of these debentures in February 2007.

(k)
Includes $300 million of 5.70% REset Put Securities due 2035 (REPSSM). The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date). The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer, or (b) repurchase by PPL Energy Supply. If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing. PPL Energy Supply has the right to terminate the remarketing process. If the remarketing is terminated at the option of PPL Energy Supply, or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

(l)	Includes $250 million of notes that may be redeemed at par beginning in July 2011.
(m)	Increase is due to or partially due to an increase in foreign currency exchange rates.
(n)
Includes $443 million of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. government bond. Additionally, the $443 million of such notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

(o)
These notes may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond. Additionally, these notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

(p)
Includes $87 million of debt that may be redeemed at par beginning in 2008, $35 million of debt that may be redeemed at par beginning in 2009 and $70 million of debt that may be redeemed at a specified calculated value beginning in 2014.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2006	2005	2004
Operating Revenues
Wholesale energy marketing	$1,532	$1,091	$1,184
Wholesale energy marketing to affiliate (Note 16)	1,708	1,590	1,500
Utility	1,260	1,130	1,032
Unregulated retail electric	91	101	114
Net energy trading margins	35	32	21
Energy-related businesses	646	597	515
Total	5,272	4,541	4,366

Operating Expenses
Operation
Fuel	763	796	649
Energy purchases	1,135	637	674
Energy purchases from affiliate (Note 16)	157	148	154
Other operation and maintenance	1,041	1,024	877
Depreciation (Note 1)	309	292	284
Taxes, other than income (Note 5)	92	94	95
Energy-related businesses	643	617	539
Total	4,140	3,608	3,272

Operating Income	1,132	933	1,094

Other Income - net (Note 17)	76	37	49

Interest Expense	278	263	247

Interest Expense with Affiliates (Note 16)	12	21	20

Income from Continuing Operations Before Income Taxes and Minority Interest	918	686	876

Income Taxes (Note 5)	189	76	205

Minority Interest	11	7	8

Income from Continuing Operations	718	603	663

Loss from Discontinued Operations (net of income taxes) (Notes 9 and 10)	20	53	12

Income Before Cumulative Effect of a Change in Accounting Principle	698	550	651

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 21)		(8)

Net Income	$698	$542	$651

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$698	$542	$651
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of a change in accounting principle		8
Pre-tax loss from the sale of the Sundance plant		72
Pre-tax loss from the sale of interest in Griffith plant	39
Depreciation	309	295	292
Stock compensation expense	17	21	9
Pension expense (income) - net	33	15	(30)
Pension funding	(133)	(56)	(7)
Deferred income taxes and investment tax credits	70	30	155
Accrual for PJM billing dispute	30
Accrual for remediation of ash basin leak	(11)	32
Other	49	27	5
Change in current assets and current liabilities
Accounts receivable	(67)	(54)	14
Accounts payable	103	88	(54)
Collateral on PLR energy supply (Note 16)			(302)
Fuels, materials and supplies	(34)	(40)	(57)
Other	138	(106)	(22)
Other operating activities
Other assets	(1)	13	(5)
Other liabilities		(49)	(33)

Net cash provided by operating activities	1,240	838	616

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,033)	(593)	(521)
Proceeds from the sale of the Sundance plant		190
Proceeds from the sale of interest in Griffith plant	110
Proceeds from the sale of minority interest in CGE			123
Purchases of emission allowances	(76)	(169)	(109)
Proceeds from the sale of emission allowances	46	64	67
Purchases of nuclear decommissioning trust investments	(227)	(239)	(134)
Proceeds from the sale of nuclear decommissioning trust investments	211	223	113
Purchases of short-term investments	(535)	(73)	(60)
Proceeds from the sale of short-term investments	240	90	14
Net increase in restricted cash	(14)	(17)	(15)
Other investing activities	17	(13)	(3)

Net cash used in investing activities	(1,261)	(537)	(525)

Cash Flows from Financing Activities
Issuance of long-term debt	1,985	313	322
Retirement of long-term debt	(854)	(210)	(671)
Contributions from Member	115	50	358
Distributions to Member	(712)	(278)	(410)
Net (decrease) increase in short-term debt	(173)	184	(56)
Net (decrease) increase in note payable to affiliate	(8)	(487)	495
Other financing activities	(38)	(9)	(3)

Net cash provided by (used in) financing activities	315	(437)	35

Effect of Exchange Rates on Cash and Cash Equivalents	3	6	9

Net Increase (Decrease) in Cash and Cash Equivalents	297	(130)	135
Cash and Cash Equivalents at Beginning of Period	227	357	222
Cash and Cash Equivalents at End of Period	$524	$227	$357

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$268	$234	$209
Income taxes - net	$40	$30	$34

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2006	2005
Assets

Current Assets
Cash and cash equivalents	$524	$227
Short-term investments	328	33
Restricted cash (Note 19)	51	39
Accounts receivable (less reserve: 2006, $29; 2005, $65)	354	291
Unbilled revenues	301	300
Accounts receivable from affiliates	136	149
Collateral on PLR energy supply to affiliate (Note 16)	300	300
Fuel, materials and supplies (Note 1)	330	295
Prepayments	66	39
Deferred income taxes (Note 5)	117	166
Price risk management assets (Note 18)	551	487
Other acquired intangibles (Note 20)	124	46
Other	10	8
Total Current Assets	3,192	2,380

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	47	56
Nuclear plant decommissioning trust funds (Note 21)	510	444
Other	4	3
Total Investments	561	503

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	4,673	3,950
Generation	8,744	8,761
General	318	272
	13,735	12,983
Construction work in progress	578	210
Nuclear fuel	354	327
Electric plant	14,667	13,520
Gas and oil plant	64	64
Other property	309	198
	15,040	13,782
Less: accumulated depreciation	6,115	5,871
Total Property, Plant and Equipment	8,925	7,911

Other Noncurrent Assets
Goodwill (Note 20)	1,099	1,015
Other acquired intangibles (Note 20)	245	287
Price risk management assets (Note 18)	135	80
Other	498	488
Total Other Noncurrent Assets	1,977	1,870

Total Assets	$14,655	$12,664

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2006	2005
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)		$172
Note payable to affiliate (Note 16)		8
Long-term debt	$181	445
Long-term debt with affiliate trust (Notes 8, 16 and 22)	89
Accounts payable	571	445
Accounts payable to affiliates	36	27
Above market NUG contracts (Note 15)	65	70
Taxes	151	72
Interest	82	79
Deferred revenue on PLR energy supply to affiliate (Note 16)	12	12
Price risk management liabilities (Note 18)	541	519
Other	325	328
Total Current Liabilities	2,053	2,177

Long-term Debt	5,106	3,506

Long-term Debt with Affiliate Trust (Notes 8, 16 and 22)		89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	1,363	1,157
Price risk management liabilities (Note 18)	437	523
Accrued pension obligations (Note 13)	279	232
Asset retirement obligations (Note 21)	336	298
Above market NUG contracts (Note 15)	71	136
Deferred revenue on PLR energy supply to affiliate (Note 16)	23	35
Other	393	306
Total Deferred Credits and Other Noncurrent Liabilities	2,902	2,687

Commitments and Contingent Liabilities (Note 15)

Minority Interest	60	56

Member's Equity	4,534	4,149

Total Liabilities and Equity	$14,655	$12,664

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2006	2005	2004

Member's Equity at beginning of year	$4,149	$4,050	$3,478
Comprehensive income (Note 1):
Net income	698	542	651
Other comprehensive income (loss) (a)
Foreign currency translation adjustments	155	(53)	110
Net unrealized gains (losses) on qualifying derivatives, net of tax expense (benefit) of $117, $(121), $(61)	185	(192)	(105)
Additional minimum pension liability adjustments, net of tax expense (benefit) of $22, $9, $(23)	49	21	(51)
Net unrealized gains on available-for-sale securities, net of tax expense of $33, $6, $16	11	8	17

Total comprehensive income	1,098	326	622

Adjustment to initially apply SFAS 158, net of tax benefit of $89 (a) (Note 13)	(181)

Contributions from Member	180	50	358

Distributions to Member	(712)	(278)	(410)

Other		1	2

Member's Equity at end of year	$4,534	$4,149	$4,050

(a)	See Note 1 for disclosure of balances for each component of Accumulated other comprehensive loss.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Outstanding
	2006			2005	Maturity (a)

U.S.
5.40% - 7.0% Senior Unsecured Notes		$2,100	(g)(h)	$1,100	2011-2046
2.625% Convertible Senior Notes (b)		102		400	2023
8.05% - 8.30% Senior Secured Notes (c)		437		437	2013
		2,639		1,937
U.K.
4.80436% - 9.25% Senior Unsecured Notes (d)		1,987	(i)(j)	1,784	2006-2037
1.541% Index-linked Senior Unsecured Notes (d)(e)		443	(k)		2053-2056
		2,430		1,784
Latin America
3.75% - 9.0% Inflation-linked Debt		205	(i)(l)	204	2006-2027
4.00% - 8.57% Other		18		22	2006-2011
		223		226
		5,292		3,947
Fair value adjustments from hedging activities		(2)		(3)
Unamortized premium		12		13
Unamortized discount		(15)		(6)
		5,287		3,951
Less amount due within one year		(181)		(445)

Total Long-term Debt		$5,106		$3,506

Long-term Debt with Affiliate Trust:
8.23% Subordinated Debentures (f)		$89		$89	2027
Less amount due within one year		(89)

Total Long-term Debt with Affiliate Trust	$			$89

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)
Aggregate maturities of long-term debt, including long-term debt with affiliate trust, are (millions of dollars): 2007, $270; 2008, $229; 2009, $4; 2010, $12; 2011, $539; and $4,327 thereafter. There are no debt securities outstanding that have sinking fund requirements.

(b)
The Convertible Senior Notes may be redeemed beginning on May 20, 2008. Additionally, the holders have the right to require PPL Energy Supply to purchase the notes at par value on every fifth anniversary of the issuance, with such first date being May 15, 2008. See Notes 4 and 8 for a discussion of conversion terms.

(c)	Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information.
(d)
Although financial information of foreign subsidiaries is recorded on a one-month lag, WPD's December 2006 bond issuances and bond retirement are reflected in the 2006 Financial Statements due to the materiality of these transactions. See Note 8 for further discussion.

(e)	The principal amount of these notes is adjusted on a semi-annual basis based on changes in a specified index, as detailed in the terms of the related indentures.
(f)
Represents debt with a wholly-owned trust that was deconsolidated effective December 31, 2003. See Note 22 for further discussion. See Note 8 for a discussion of the redemption of these debentures in February 2007.

(g)
Includes $300 million of 5.70% REset Put Securities due 2035 (REPSSM). The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date). The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer, or (b) repurchase by PPL Energy Supply. If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing. PPL Energy Supply has the right to terminate the remarketing process. If the remarketing is terminated at the option of PPL Energy Supply, or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

(h)	Includes $250 million of notes that may be redeemed at par beginning in July 2011.
(i)	Increase is due to or partially due to an increase in foreign currency exchange rates.
(j)
Includes $443 million of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. government bond. Additionally, the $443 million of such notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

(k)
These notes may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond. Additionally, these notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

(l)
Includes $87 million of debt that may be redeemed at par beginning in 2008, $35 million of debt that may be redeemed at par beginning in 2009 and $70 million of debt that may be redeemed at a specified calculated value beginning in 2014.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2006	2005	2004
Operating Revenues
Retail electric	$3,099	$3,011	$2,687
Wholesale electric	3	4	6
Wholesale electric to affiliate (Note 16)	157	148	154
Total	3,259	3,163	2,847

Operating Expenses
Operation
Energy purchases	175	256	207
Energy purchases from affiliate (Note 16)	1,708	1,590	1,500
Other operation and maintenance	369	375	365
Amortization of recoverable transition costs	282	268	257
Depreciation (Note 1)	118	112	107
Taxes, other than income (Note 5)	189	185	152
Total	2,841	2,786	2,588

Operating Income	418	377	259

Other Income - net (Note 17)	31	21	15

Interest Expense	134	170	187

Interest Expense with Affiliate (Note 16)	17	12	3

Income Before Income Taxes	298	216	84

Income Taxes (Note 5)	104	69	8

Net Income	194	147	76

Dividends on Preferred Securities	14	2	2

Income Available to PPL	$180	$145	$74

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$194	$147	$76
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	118	112	107
Stock compensation expense	4	7	3
Amortizations - recoverable transition costs and other	303	289	278
Deferred income taxes and investment tax credits	17	9	81
Realization of benefits related to Black Lung Trust assets	(36)
Accrual for PJM billing dispute	(35)	47
Write-off (deferral) of storm-related costs	11	(12)	4
Change in current assets and current liabilities
Accounts receivable	11	(38)	40
Accounts payable	22	11	50
Collateral on PLR energy supply (Note 16)			302
Other	(18)	2	(7)
Other operating activities
Other assets	(1)	(6)	(3)
Other liabilities	(12)	12	(33)
Net cash provided by operating activities	578	580	898

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(289)	(174)	(179)
Purchases of marketable securities	(143)	(32)	(60)
Proceeds from the sale of marketable securities	143	17	50
Net increase in notes receivable from affiliate			(300)
Net increase in restricted cash	(2)	(10)	(35)
Other investing activities	4	6	1
Net cash used in investing activities	(287)	(193)	(523)

Cash Flows from Financing Activities
Issuance of preference stock, net of issuance costs	245
Issuance of long-term debt		424
Retirement of long-term debt	(433)	(559)	(394)
Contribution from PPL	75
Repurchase of common stock from PPL	(200)
Payment of common stock dividends to PPL	(116)	(93)	(24)
Net increase in short-term debt			42
Other financing activities	(10)	(12)	(10)
Net cash used in financing activities	(439)	(240)	(386)

Net (Decrease) Increase in Cash and Cash Equivalents	(148)	147	(11)
Cash and Cash Equivalents at Beginning of Period	298	151	162
Cash and Cash Equivalents at End of Period	$150	$298	$151

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$137	$156	$180
Income taxes - net	$122	$21	$(69)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2006	2005
Assets

Current Assets
Cash and cash equivalents	$150	$298
Restricted cash (Note 19)	43	42
Accounts receivable (less reserve: 2006, $19; 2005, $20)	219	224
Unbilled revenues	163	174
Accounts receivable from affiliates	6	10
Note receivable from affiliate (Note 16)	300	300
Prepayments	3	4
Prepayment on PLR energy supply from affiliate (Note 16)	12	12
Other	101	87
Total Current Assets	997	1,151

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	4,163	4,034
General	412	356
	4,575	4,390
Construction work in progress	95	43
Electric plant	4,670	4,433
Other property	3	3
	4,673	4,436
Less: accumulated depreciation	1,793	1,720
Total Property, Plant and Equipment	2,880	2,716

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	884	1,165
Acquired intangibles (Note 20)	118	114
Prepayment on PLR energy supply from affiliate (Note 16)	23	35
Other	413	356
Total Regulatory and Other Noncurrent Assets	1,438	1,670

Total Assets	$5,315	$5,537

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2006	2005
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$42	$42
Long-term debt	555	434
Accounts payable	53	42
Accounts payable to affiliates	164	183
Taxes	58	76
Collateral on PLR energy supply from affiliate (Note 16)	300	300
Other	141	147
Total Current Liabilities	1,313	1,224

Long-term Debt	1,423	1,977

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	814	771
Other	206	190
Total Deferred Credits and Other Noncurrent Liabilities	1,020	961

Commitments and Contingent Liabilities (Note 15)

Shareowners' Equity
Preferred securities (Note 7)	301	51
Common stock - no par value (a) (b)	364	1,476
Additional paid-in capital	424	354
Treasury stock (a) (b)		(912)
Earnings reinvested	470	406
Total Shareowners' Equity	1,559	1,375

Total Liabilities and Equity	$5,315	$5,537

(a)
170 million shares authorized; 66 million shares issued and outstanding at December 31, 2006, and 78 million shares issued and outstanding, excluding 79 million shares held as treasury stock, at December 31, 2005.

(b)	See Note 1 for additional information on the retirement of all treasury stock in 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, except share amounts)
	2006	2005	2004

Preferred securities at beginning of year	$51	$51	$51
Issuance of preference stock	250

Preferred securities at end of year	301	51	51

Common stock at beginning of year	1,476	1,476	1,476
Retirement of treasury stock	(1,112)

Common stock at end of year	364	1,476	1,476

Additional paid-in capital at beginning of year	354	354	354
Capital contribution from PPL	75
Capital stock expense	(5)

Additional paid-in capital at end of year	424	354	354

Treasury stock at beginning of year	(912)	(912)	(912)
Treasury stock purchased	(200)
Retirement of treasury stock	1,112

Treasury stock at end of year		(912)	(912)

Earnings reinvested at beginning of year	406	354	304
Net income (a)	194	147	76
Cash dividends declared on preferred securities	(14)	(2)	(2)
Cash dividends declared on common stock	(116)	(93)	(24)

Earnings reinvested at end of year	470	406	354

Total Shareowners' Equity	$1,559	$1,375	$1,323

Common stock shares outstanding at beginning of year (b)	78,030	78,030	78,030
Treasury stock shares purchased	(11,662)

Common stock shares outstanding at end of year	66,368	78,030	78,030

(a)	PPL Electric's net income approximates comprehensive income.
(b)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2006	2005	Maturity (a)

First Mortgage Bonds (b)
6.55%		$146	March 1, 2006
7-3/8%	$10	10	March 1, 2014
	10	156
Senior Secured Bonds (b)
5-7/8%	255	255	August 15, 2007
6-1/4%	486	486	August 15, 2009
4.30%	100	100	June 1, 2013
4.95%	100	100	December 15, 2015
5.15%	100	100	December 15, 2020
	1,041	1,041
Senior Secured Bonds (Pollution Control Series) (c)
3.125% Series	90	90	November 1, 2008
4.75% Series (d)	108	108	February 15, 2027
4.70% Series (e)	116	116	September 1, 2029
	314	314
Series 1999-1 Transition Bonds
7.05% - 7.15%	605	892	2006-2008

Floating Rate Pollution Control Revenue Bonds (f)	9	9	June 1, 2027
	1,979	2,412
Unamortized discount	(1)	(1)
	1,978	2,411
Less amount due within one year	(555)	(434)
Total Long-term Debt	$1,423	$1,977

See Note 8 for information on debt retirements during 2006.

(a)
Aggregate maturities of long-term debt are (millions of dollars): 2007, $555; 2008, $395; 2009, $486; 2010 and 2011, $0; and $543 thereafter. There are no bonds outstanding that have sinking fund requirements.

(b)
The First Mortgage Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture. The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric. The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture. The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.

(c)
PPL Electric issued a series of its Senior Secured Bonds to secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the Lehigh County Industrial Development Authority (LCIDA) on behalf of PPL Electric. These Senior Secured Bonds were issued in the same principal amount and bear the same interest rate as such Pollution Control Bonds. These Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture and are secured as noted in (b) above.

(d)	May be redeemed at par on or after February 15, 2015.
(e)	May be redeemed at par on or after March 1, 2015.
(f)	Rate was 3.97% at December 31, 2006, and 3.58% at December 31, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terms and abbreviations appearing in Combined Notes to Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

1.  Summary of Significant Accounting Policies

General

Business and Consolidation

(PPL)

PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in the generation and marketing of electricity in the northeastern and western U.S. and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. Based in Allentown, PA, PPL's principal direct subsidiaries are PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services and PPL Capital Funding.

(PPL and PPL Energy Supply)

PPL Energy Funding is the parent of PPL Energy Supply, which serves as the holding company for PPL's principal unregulated subsidiaries. PPL Energy Supply is the parent of PPL Generation, PPL EnergyPlus and PPL Global.

PPL Generation owns and operates a portfolio of domestic power generating assets. These power plants are located in Pennsylvania, Montana, Illinois, Connecticut, New York and Maine and use well-diversified fuel sources including coal, uranium, natural gas, oil and water. PPL EnergyPlus markets or brokers electricity produced by PPL Generation, along with purchased power, natural gas and oil, in competitive wholesale and deregulated retail markets, primarily in the northeastern and western portions of the U.S. PPL Global owns and operates international energy businesses that are primarily focused on the distribution of electricity.

(PPL and PPL Electric)

PPL Electric is a rate-regulated subsidiary of PPL. PPL Electric's principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR.

(PPL, PPL Energy Supply and PPL Electric)

The consolidated financial statements of PPL, PPL Energy Supply and PPL Electric include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. (See Note 22 for additional information regarding the consolidation and deconsolidation of variable interest entities.) Investments in entities in which the company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. See Note 3 for further discussion. All other investments are carried at cost or fair value. All significant intercompany transactions have been eliminated. Any minority interests are reflected in the consolidated financial statements.

(PPL and PPL Energy Supply)

It is the policy of PPL and PPL Energy Supply to consolidate foreign subsidiaries on a one-month lag and record earnings from foreign equity method investments on a three-month lag, based on the availability of financial data on a U.S. GAAP basis. Material intervening events, such as debt issuances and retirements, acquisitions or divestitures, that occur in the lag period are recognized in the current Financial Statements, while significant but not material events are only disclosed.

In June 2004, PPL Energy Supply subsidiaries purchased the Sundance and University Park generation assets from the lessor. Prior to the purchase of the assets, PPL's and PPL Energy Supply's consolidated financial statements included the accounts of this lessor in accordance with FIN 46(R). See Note 22 for further discussion. In May 2005, a subsidiary of PPL Generation completed the sale of its Sundance generation assets to Arizona Public Service Company. See Note 9 for further discussion.

The consolidated financial statements of PPL and PPL Energy Supply include their share of undivided interests in jointly-owned facilities, as well as their share of the related operating costs of those facilities. See Note 14 for additional information.

Regulation

(PPL and PPL Electric)

PPL Electric and PPL Gas Utilities account for regulated operations in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements.

The following regulatory assets were included in the "Regulatory and Other Noncurrent Assets" section of the Balance Sheets at December 31.

	PPL		PPL Electric
	2006	2005	2006	2005

Recoverable transition costs (a)	$884	$1,165	$884	$1,165

Taxes recoverable through future rates	265	250	256	242

Recoverable costs of defined benefit plans	75		61

Costs associated with severe ice storms - January 2005	12	12	12	12

Storm restoration costs - Hurricane Isabel		10		10

Other	6	7	3	5

	$1,242	$1,444	$1,216	$1,434

(a)	Earn a current return.

The recoverable transition costs are the result of the PUC Final Order, which allowed PPL Electric to begin amortizing its competitive transition (or stranded) costs, $2.97 billion, over an 11-year transition period effective January 1, 1999. In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when they were securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds, through December 2008, in accordance with an amortization schedule filed with the PUC. The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric. The transition bonds are obligations of PPL Transition Bond Company and are non-recourse to PPL and PPL Electric. The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs. As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs will occur in 2009.

Taxes recoverable through future rates represent the portion of future income taxes that will be recovered through future rates based upon established regulatory practices. Accordingly, this regulatory asset is recognized when the offsetting deferred tax liability is recognized. In accordance with SFAS 109, "Accounting for Income Taxes," this regulatory asset and the deferred tax liability are not offset for general-purpose financial reporting; rather, each is displayed separately. Because this regulatory asset does not represent cash tax expenditures already incurred by PPL, this regulatory asset is not earning a current return. This regulatory asset is expected to be recovered over the period that the underlying book-tax timing differences reverse and the actual cash taxes are incurred.

On December 31, 2006, PPL and PPL Electric established regulatory assets for recoverable costs of defined benefit plans as a result of the adoption of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." These regulatory assets do not represent cash expenditures already incurred; consequently, these assets are not earning a current return. These regulatory assets represent the costs that would have otherwise been recorded in other comprehensive income in accordance with SFAS 158, as follows:

	PPL	PPL Electric

Transition obligation	$16	$16

Prior service cost	89	87

Net actuarial gain	(30)	(42)

Recoverable costs of defined benefit plans	$75	$61

Of these costs, $16 million are expected to be amortized into net periodic benefit cost in 2007. All costs will be amortized over the lives of the defined benefit plans. See Note 13 for the disclosures related to the adoption of SFAS 158.

In January 2005, severe ice storms hit PPL Electric's service territory. The total cost of restoring service, excluding capitalized cost and regular payroll expenses, was $16 million. In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of these storm costs subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, PPL Electric deferred $12 million of its previously expensed storm costs. The ratemaking treatment of these costs will be addressed in PPL Electric's next distribution base rate case, which is expected to be filed in late March 2007. PPL and PPL Electric believe that recovery of the remaining portion of these costs is probable.

In August 2006, the Commonwealth Court of Pennsylvania overturned the PUC's decision of December 2004 that previously allowed PPL Electric to recover, over a 10-year period, restoration costs incurred in connection with Hurricane Isabel in September 2003. As a result of the PUC's 2004 decision and in accordance with SFAS 71, PPL Electric had established a regulatory asset for the restoration costs. Effective January 1, 2005, PPL Electric began billing these costs to customers and amortizing the regulatory asset. The Commonwealth Court denied recovery of these costs because they were incurred when PPL Electric was subject to capped rates for transmission and distribution services, through December 31, 2004. As a result of the Court's decision, PPL Electric recorded a charge of $11 million, or $7 million after tax ($0.02 per share for PPL), in "Other operation and maintenance" on the Statements of Income, reversed the remaining unamortized regulatory asset of $9 million and recorded a regulatory liability of $2 million for restoration costs previously billed to customers from January 2005 through December 2006.

The remainder of the regulatory assets included in "Other" will be recovered through 2013.

(PPL and PPL Energy Supply)

Elfec accounts for regulated operations in accordance with the provisions of SFAS 71. Regulatory assets as of December 31, 2006 and 2005 were insignificant.

Accounting Records (PPL and PPL Electric)

The system of accounts for PPL Electric and PPL Gas Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

Use of Estimates (PPL, PPL Energy Supply and PPL Electric)

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Accruals (PPL, PPL Energy Supply and PPL Electric)

Loss accruals are recorded in accordance with SFAS 5, "Accounting for Contingencies," and other related accounting guidance. Potential losses are accrued when (1) information is available that indicates it is "probable" that a loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not generally permit the accrual of contingencies that might result in gains. PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, income taxes, regulatory penalties and other events. PPL discounts its loss accruals for environmental remediation when appropriate.

PPL also has accrued estimated losses on long-term purchase commitments when significant events have occurred. For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated.

Changes in Classification

(PPL, PPL Energy Supply and PPL Electric)

The classification of certain amounts in the 2005 and 2004 financial statements have been changed to conform to the current presentation. The changes in classification did not affect net income or total equity. On the Statements of Income, components of operating income and losses of the Griffith plant were reclassified from certain line items to "Loss from Discontinued Operations." See Note 10 for further discussion.

Comprehensive Income (PPL and PPL Energy Supply)

Comprehensive income consists of net income and other comprehensive income, defined as changes in equity from transactions not related to shareowners. Comprehensive income is shown on PPL's Statements of Shareowners' Common Equity and Comprehensive Income and PPL Energy Supply's Statements of Member's Equity and Comprehensive Income.

Accumulated other comprehensive loss, which is presented on the Balance Sheets of PPL and included in Member's Equity on the PPL Energy Supply Balance Sheets, consisted of these after-tax amounts at December 31.

	2006	2005
PPL

Foreign currency translation adjustments	$170	$15

Net unrealized gains on available-for-sale securities	58	48

Additional minimum pension liability		(349)

Defined benefit plans	(495)

Net unrealized losses on qualifying derivatives	(51)	(246)
	$(318)	$(532)

PPL Energy Supply

Foreign currency translation adjustments	$170	$15

Net unrealized gains on available-for-sale securities	59	48

Additional minimum pension liability		(339)

Defined benefit plans	(471)

Net unrealized losses on qualifying derivatives	(52)	(237)
	$(294)	$(513)

Price Risk Management (PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into energy and energy-related contracts to hedge the variability of expected cash flows associated with their generating units and marketing activities, as well as for trading purposes. PPL and PPL Energy Supply enter into interest rate derivative contracts to hedge their exposure to changes in the fair value of their debt instruments and to hedge their exposure to variability in expected cash flows associated with existing debt instruments or forecasted issuances of debt. PPL and PPL Energy Supply also enter into foreign currency derivative contracts to hedge foreign currency exposures related to firm commitments, recognized assets or liabilities, forecasted transactions, net investments and foreign earnings translation.

Contracts that meet the definition of a derivative are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. Certain energy contracts have been excluded from the requirements of SFAS 133 because they meet the definition of a "normal purchase or normal sale." These contracts are reflected in the financial statements using the accrual method of accounting.

All derivative contracts that are subject to the requirements of SFAS 133 and its amendments are reflected on the balance sheet at their fair value. These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets. Short-term derivative contracts are included in "Current Assets" and "Current Liabilities." PPL records long-term derivative contracts in "Regulatory and Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities" and PPL Energy Supply records long-term derivative contracts in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities." On the date the derivative contract is executed, PPL may designate the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge) or a hedge of a net investment in a foreign operation ("net investment" hedge). Changes in the fair value of derivatives are recorded in either other comprehensive income or in current-period earnings in accordance with SFAS 133.

When recognized on the Statements of Income, realized gains and losses from energy contracts accounted for as fair value or cash flow hedges, are reflected in "Wholesale energy marketing," "Fuel," or "Energy purchases," consistent with the hedged item. Unrealized gains and losses from changes in market prices of energy contracts accounted for as fair value hedges are reflected in "Energy purchases" on the Statements of Income, as are changes in the underlying position. Additionally, PPL enters into certain energy or energy-related contracts to hedge future cash flows or fair values, but these contracts are not eligible for hedge accounting treatment under SFAS 133, or hedge accounting treatment is not elected. Unrealized and realized gains and losses on these transactions are reflected in "Wholesale energy marketing" or "Energy purchases," consistent with the hedged item. Unrealized and realized gains and losses on options to hedge synthetic fuel tax credits are reflected in "Energy-related businesses" revenues.

Gains and losses from interest rate and foreign currency derivative contracts that hedge interest payments, when recognized on the Statements of Income, are accounted for in "Interest Expense." Gains and losses from foreign currency derivative contracts that economically hedge foreign earnings translation are recognized in "Other Income - net." Gains and losses from foreign currency derivative contracts that hedge foreign currency payments for equipment, when recognized on the Statements of Income, are accounted for in "Depreciation."

PPL Energy Supply accounts for non-trading bilateral sales and purchases in accordance with EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," to net non-trading bilateral sales of electricity at major market delivery points with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available.

See Note 18 for additional information on SFAS 133, its amendments and related accounting guidance.

Revenue

Utility Revenue

(PPL)

The Statements of Income "Utility" line item contains revenues from domestic and international rate-regulated delivery operations.

(PPL Energy Supply)

The Statements of Income "Utility" line item contains revenues from the international rate-regulated delivery operations.

(PPL Electric)

Since most of PPL Electric's operations are regulated, it is not meaningful to use a "Utility" caption. Therefore, the revenues of PPL Electric are presented according to specific types of revenue.

Revenue Recognition (PPL, PPL Energy Supply and PPL Electric)

Operating revenues, except for "Energy-related businesses," are recorded based on energy deliveries through the end of the calendar month. Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. Unbilled wholesale energy revenues are recorded at month-end to reflect estimated amounts until actual dollars and MWhs are confirmed and invoiced. At that time, unbilled revenue is reversed and actual revenue is recorded.

PPL records energy marketing activity in the period when the energy is delivered. The wholesale sales and purchases that meet the criteria in EITF 03-11 are reported net on the Statements of Income within "Wholesale energy marketing." Additionally, the bilateral sales and purchases that are designated as trading activities are also reported net, in accordance with EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and are reported on the Statements of Income within "Net energy trading margins." Spot market activity that balances PPL's physical trading positions is included on the Statements of Income in "Net energy trading margins."

Certain PPL subsidiaries participate in RTOs, primarily in PJM, but also in the surrounding regions of New York (NYISO), New England (ISO-NE) and the Midwest (MISO). In PJM, PPL EnergyPlus is a marketer, a load-serving entity to its customers who have selected it as a supplier and a seller for PPL's generation subsidiaries. PPL Electric is a transmission owner and PLR in PJM. In ISO-NE, PPL EnergyPlus is a marketer, a load-serving entity, and a seller for PPL's New England generating assets. In the NYISO and MISO regions, PPL EnergyPlus acts as a marketer. PPL Electric does not participate in ISO-NE, NYISO or MISO. A function of interchange accounting is to match participants' MWh entitlements (generation plus scheduled bilateral purchases) against their MWh obligations (load plus scheduled bilateral sales) during every hour of every day. If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the ISO at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase from the ISO at the respective market price for that hour. ISO purchases and sales are not allocated to individual customers. PPL records the hourly net sales and purchases in its financial statements as sales to and purchases from the respective ISOs.

"Energy-related businesses" revenue includes revenues from the mechanical contracting and engineering subsidiaries, WPD's telecommunications and property subsidiaries and PPL Global's proportionate share of affiliate earnings under the equity or cost method of accounting, as described in the "Business and Consolidation" section of Note 1. The mechanical contracting and engineering subsidiaries record profits from construction contracts on the percentage-of-completion method of accounting. Income from time and material contracts is recognized currently as the work is performed.

Allowance for Doubtful Accounts

(PPL, PPL Energy Supply and PPL Electric)

Trade receivables are reported in the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts.

Accounts receivable collectibility is evaluated using a combination of factors, including past due status based on contractual terms. Reserve balances are analyzed to assess the reasonableness of the balances in comparison to the actual accounts receivable balances and write-offs. Adjustments are made to reserve balances based on the results of analysis, the aging of receivables, and historical and industry trends.
Additional specific reserves for uncollectible accounts receivable, such as bankruptcies, are recorded on a case-by-case basis after having been researched and reviewed by management. Unusual items, trends in write-offs, the age of the receivable, counterparty creditworthiness and economic conditions are considered as a basis for determining the adequacy of the reserve for uncollectible account balances.

Trade receivables are charged-off in the period in which the receivable is deemed uncollectible. Recoveries of trade receivables previously charged-off are recorded when it is known they will be received.

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

In March 2006, the U.S. Bankruptcy Court approved agreements between Enron and PPL Energy Supply that settled the litigation between PPL Energy Supply and Enron regarding the validity and enforceability of the Enron Corporation Guarantees. As a result of the Bankruptcy Court's approval of the settlement of the Enron Corporation Guarantees litigation and an assessment of current market price quotes for the purchase of Enron claims, PPL Energy Supply reduced the associated allowance for doubtful accounts by $15 million or $9 million after tax ($0.03 per share for PPL).

In July 2006, PPL Energy Supply executed an agreement to assign its Enron claims to an independent third party for $17 million and further reduced the associated allowance for doubtful accounts in the second quarter of 2006 by $4 million, or $2 million after tax ($0.01 per share for PPL). PPL Energy Supply received the payment in July 2006. See "Guarantees and Other Assurances" in Note 15 for information regarding the indemnifications PPL Energy Supply provided as a result of the assignment.

At December 31, 2006, the California ISO reserves accounted for 34% of PPL's total allowance for doubtful accounts and 59% of PPL Energy Supply's total allowance for doubtful accounts.

Cash and Investments (PPL, PPL Energy Supply and PPL Electric)

Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

Short-term Investments

Highly liquid investments with original maturities greater than three months are considered to be short-term investments. Short-term investments consist of auction rate and similar securities that provide for periodic reset of interest rates, and certificates of deposit. Even though PPL considers these investments as part of its liquid portfolio, it does not include these investments in cash and cash equivalents due to their stated maturities. These investments are included in "Short-term investments" on the Balance Sheets of PPL and PPL Energy Supply and in "Current Assets - Other" for PPL Electric.

Restricted Cash

Bank deposits that are restricted by agreement or that have been designated for a specific purpose are classified as restricted cash. The change in restricted cash is reported as an investing activity in the Statements of Cash Flows. On the Balance Sheets, the current portion of restricted cash is shown as "Restricted cash" within current assets, while the noncurrent portion is included in "Other" within other noncurrent assets. See Note 19 for the components of restricted cash.

Investments in Debt and Marketable Equity Securities

Investments in debt securities are classified as held-to-maturity, and measured at amortized cost, when there is an intent and ability to hold the securities to maturity. Debt securities and marketable equity securities that are acquired and held principally for the purpose of selling them in the near-term are classified as trading. All other investments in debt and marketable equity securities are classified as available-for-sale. Both trading and available-for-sale securities are carried at fair value. Any unrealized gains and losses for trading securities are included in earnings. Unrealized gains and losses for available-for-sale securities are reported, net of tax, in other comprehensive income or are recognized currently in earnings when a decline in fair value is determined to be other than temporary. The specific identification method is used to calculate realized gains and losses on debt and marketable equity securities. See Note 21 for additional information on available-for-sale securities held in the nuclear decommissioning trust.

Long-Lived and Intangible Assets

Property, Plant and Equipment (PPL, PPL Energy Supply and PPL Electric)

PP&E is recorded at original cost, unless impaired. If impaired, the asset is written down to fair value at that time, which becomes the asset's new cost basis. Original cost includes material, labor, contractor costs, construction overheads and financing costs, where applicable. The cost of repairs and minor replacements are charged to expense as incurred. PPL records costs associated with planned major maintenance projects in the period in which the costs are incurred. No costs are accrued in advance of the period in which the work is performed.

AFUDC is capitalized as part of the construction costs for regulated projects. Interest is capitalized as part of construction costs for non-regulated projects.

(PPL, PPL Energy Supply and PPL Electric)

Included in PP&E on the balance sheet are capitalized costs of software projects that were developed or obtained for internal use. These capitalized costs are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed 5 years. Capitalized software costs and accumulated amortization were:

	December 31, 2006		December 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
PPL	$106	$76	$92	$57
PPL Energy Supply	64	48	54	38
PPL Electric	21	16	21	12

The following capitalized software costs were amortized during:

	PPL	PPL Energy Supply	PPL Electric

2006	$14	$6	$4
2005	13	6	4
2004	11	5	4

Depreciation (PPL, PPL Energy Supply and PPL Electric)

Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. When a component of PP&E is retired that was depreciated under the composite or group method, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit that was depreciated under the composite or group method is retired or sold, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators.

PPL and its subsidiaries periodically review the useful lives of their fixed assets. In light of significant planned environmental capital expenditures, PPL Generation conducted studies of the useful lives of Montour Units 1 and 2 and Brunner Island Unit 3 during the first quarter of 2005. Based on these studies, the useful lives of these units were extended from 2025 to 2035, effective January 1, 2005. In the second quarter of 2005, PPL Generation conducted additional studies of the useful lives of certain Eastern fossil-fuel and hydroelectric generation plants. The most significant change related to the useful lives of Brunner Island Units 1 and 2 and Martins Creek Units 3 and 4, which were extended from 2025 to 2035, effective July 1, 2005. The effect of these changes in useful lives for 2005 was to increase net income, as a result of lower depreciation, by $7 million (or $0.02 per share for PPL).

In 2005, as a result of the final regulatory outcome published by Ofgem of the most recent price control review and an assessment of the economic life of meters, WPD reduced the remaining depreciable lives of its existing meter stock to approximately nine years. The lives of new meters were reduced from 40 years to 19 years. The effect for 2005 was to decrease net income, as a result of higher depreciation, by $5 million (or $0.01 per share for PPL).

Following are the weighted-average rates of depreciation at December 31.

	2006
	PPL	PPL Energy Supply	PPL Electric

Generation	2.05%	2.05%
Transmission and distribution	2.84%	3.39%	2.25%
General	4.13%	3.71%	3.35%

	2005
	PPL	PPL Energy Supply	PPL Electric

Generation	2.01%	2.02%
Transmission and distribution	3.03%	3.89%	2.23%
General	3.78%	4.12%	2.87%

The annual provisions for depreciation have been computed principally in accordance with the following ranges, in years, of assets lives.

	PPL	PPL Energy Supply	PPL Electric

Generation	40-50	40-50
Transmission and distribution	15-60	15-50	15-60
General	5-60	5-60	5-60

Goodwill and Other Acquired Intangible Assets (PPL, PPL Energy Supply and PPL Electric)

Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," PPL and its subsidiaries do not amortize goodwill.

Other acquired intangible assets that have finite useful lives are valued at cost and amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

PPL and its subsidiaries account for emission allowances as intangible assets. As such, emission allowances are amortized and expensed when consumed. In addition, vintage year swaps are accounted for at fair value in accordance with SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29."

Asset Impairment (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries review long-lived assets, including intangibles, that are subject to depreciation or amortization for impairment when events or circumstances indicate carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable from undiscounted future cash flows. The impairment charge is measured by the difference between the carrying amount of the asset and its fair value. See Note 9 for a discussion of asset impairment charges recorded.

Intangible assets with indefinite lives are reviewed for impairment annually or more frequently when events or circumstances indicate that the assets may be impaired. An impairment charge is recognized if the carrying amount of the assets exceeds its fair value. The difference represents the amount of impairment.

Goodwill is reviewed for impairment, at the reporting unit level, annually or more frequently when events or circumstances indicate that the carrying value may be greater than the implied fair value. PPL's reporting units are one level below its operating segments. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of goodwill must be calculated. If the implied fair value of goodwill is less than its carrying value, the difference represents the amount of impairment.

PPL also reviews the residual value of leased assets. Residual value is the estimated fair value of the leased property at the end of the lease term. If the residual value is determined to be less than the residual value that was originally recorded for the property, PPL must determine whether the decrease is other than temporary. If so, the residual value would be revised using the new estimate and a loss would be recorded currently. If the residual value is found to be greater than the original, no adjustment is needed.

Asset Retirement Obligations (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries account for the retirement of its long-lived assets according to SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for obligations associated with the retirement of tangible long-lived assets and FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which clarifies certain aspects of SFAS 143. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as liabilities in the financial statements. The initial obligation is measured at the estimated fair value. An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.

See Note 21 for a discussion of accounting for AROs.

Compensation and Benefits

Pension and Other Postretirement Benefits (PPL, PPL Energy Supply and PPL Electric)

PPL and certain of its subsidiaries sponsor various pension and other postretirement and postemployment benefit plans. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits. In addition, PPL adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006.

PPL uses a market-related value of plan assets in accounting for its pension plans. The market-related value of plan assets is calculated by rolling forward the prior year market-related value with contributions, disbursements and expected return on investments. One-fifth of the difference between the actual value and the expected value is added (or subtracted if negative) to the expected value to determine the new market-related value.

PPL uses an accelerated amortization method for the recognition of gains and losses for its pension plans. Under the accelerated method, gains and losses in excess of 10% but less than 30% of the greater of the plan's projected benefit obligation or the market-related value of plan assets are amortized on a straight-line basis over the estimated average future service period of plan participants. Gains and losses in excess of 30% of the plan's projected benefit obligation are amortized on a straight-line basis over a period equal to one-half of the average future service period of the plan participants.

See Note 13 for the impact of the adoption of SFAS 158 and a discussion of pension and other postretirement benefits.

Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

PPL grants stock options, restricted stock and restricted stock units to employees and restricted stock units and stock units to directors under several stock-based compensation plans. In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." PPL and its subsidiaries adopted SFAS 123(R) effective January 1, 2006. See Note 23 for a discussion of SFAS 123(R). Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, "Accounting for Stock-Based Compensation," using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." The prospective method of transition requires PPL and its subsidiaries to use the fair value method under SFAS 123 to account for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. Thus, all awards granted prior to January 1, 2003, were accounted for under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," to the extent such awards are not modified or settled.

Use of the fair value method prescribed by both SFAS 123 and SFAS 123(R) require PPL and its subsidiaries to recognize compensation expense for stock options issued. Fair value for the stock options is determined using the Black-Scholes options pricing model. Stock options with graded vesting (i.e., that vest in installments) are valued as a single award.

PPL and its subsidiaries were not required to recognize compensation expense for stock options issued and accounted for under the intrinsic value method of APB Opinion No. 25, since PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant. As currently structured, awards of restricted stock, restricted stock units and directors' stock units result in the same amount of compensation expense under the fair value method of SFAS 123 or SFAS 123(R) as they would under the intrinsic value method of APB Opinion No. 25 since the value of the awards are based on the fair value of PPL's common stock on the date of grant. See Note 12 for a discussion of stock-based compensation. Stock-based compensation is included in "Other operation and maintenance" expense on the Statements of Income.

The table below illustrates the pro forma effect on net income and EPS as if the fair value method had been used to account for all outstanding stock-based compensation awards in 2004. For 2005, the difference between the pro forma and reported amounts would have been insignificant. In 2006, PPL accounted for all stock-based compensation awards under the fair value method.

(PPL)
2004
Net Income
Net Income - as reported	$698
Add: Stock-based employee compensation expense included in reported net income, net of tax	8
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	10
Pro forma Net Income	$696

EPS
Basic - as reported	$1.89
Basic - pro forma	$1.89
Diluted - as reported	$1.89
Diluted - pro forma	$1.88

(PPL Energy Supply)
2004
Net Income
Net Income - as reported	$651
Add: Stock-based employee compensation expense included in reported net income, net of tax	5
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	7
Pro forma Net Income	$649

PPL Energy Supply's stock-based compensation expense includes an allocation of PPL Services' expense.

(PPL Electric)

PPL Electric's stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant under both the intrinsic value and fair value methods for each of 2006, 2005 and 2004.

(PPL, PPL Energy Supply and PPL Electric)

SFAS 123(R) provided additional guidance on the requirement to accelerate expense recognition for employees who are at or near retirement age and who are under a plan that allows for accelerated vesting upon an employee's retirement. Such guidance is relevant to prior accounting for stock-based compensation under other accounting guidance. PPL's stock-based compensation plans allow for accelerated vesting upon an employee's retirement. Thus, for employees who are retirement eligible when stock-based awards are granted, PPL recognizes the expense immediately. For employees who are not retirement eligible when stock-based awards are granted, PPL amortizes the awards on a straight-line basis over the shorter of the vesting period or the period up to the employee's attainment of retirement age. Retirement eligible has been defined by PPL as the early retirement age of 55. The adjustments below related to retirement-eligible employees were recorded based on the aforementioned clarification of existing guidance and are not related to the adoption of SFAS 123(R).

(PPL)

In 2005, PPL recorded a charge of $10 million after tax, or $0.03 per share, to accelerate stock-based compensation expense for retirement-eligible employees, of which $5 million of the after-tax total, or $0.01 per share, was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

(PPL Energy Supply)

In 2005, PPL Energy Supply recorded a charge of $7 million after tax to accelerate stock-based compensation expense for retirement-eligible employees, of which $3 million of the after-tax total was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

(PPL Electric)

In 2005, PPL Electric recorded a charge of $3 million after tax to accelerate stock-based compensation expense for retirement-eligible employees, of which $2 million of the after-tax total was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

Other

Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

The income tax provision for PPL and its subsidiaries is calculated in accordance with SFAS 109, "Accounting for Income Taxes." PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing PPL and its subsidiaries' provision for income taxes, including the determination of deferred tax assets and liabilities, valuation allowances required against deferred tax assets and estimating the phase-out range for synthetic fuel tax credits that is not published by the IRS until April of the following year. PPL and its subsidiaries record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. PPL and its subsidiaries consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If PPL and its subsidiaries determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made. Likewise, if PPL and its subsidiaries determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made.

Annual tax provisions include amounts to pay assessments that may result from examination by taxing authorities of prior year tax returns. The amounts ultimately paid upon resolution of issues raised by such authorities may differ materially from the amounts accrued and may materially impact PPL and its subsidiaries' financial statements in the future. In evaluating the exposure associated with various tax filing positions, PPL and its subsidiaries accrue charges for probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements in accordance with SFAS 5, "Accounting for Contingencies."

The provision for PPL Energy Supply and PPL Electric is calculated in accordance with an intercompany tax sharing policy which provides that taxable income be calculated as if PPL Energy Supply and PPL Electric and any domestic subsidiaries each filed a separate consolidated return. PPL Energy Supply's intercompany tax liability was $17 million and $40 million at December 31, 2006 and 2005. PPL Electric's intercompany tax receivable was $2 million at December 31, 2006, and its intercompany tax liability was $6 million at December 31, 2005.

PPL Energy Supply and PPL Electric deferred investment tax credits when the credits were utilized and are amortizing the deferred amounts over the average lives of the related assets.

See Note 5 for additional discussion regarding income taxes.

(PPL and PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and the FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included in taxes recoverable through future rates in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet.

Taxes, Other Than Income (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries present sales taxes in "Accounts Payable" and value added taxes in "Taxes" on their Balance Sheets. These taxes are not reflected on the Statements of Income. See Note 5 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Leases

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries apply the provisions of SFAS 13, "Accounting for Leases," as amended and interpreted, to all transactions that qualify for lease accounting. See Note 11 for a discussion of accounting for leases under which PPL, PPL Energy Supply and PPL Electric are lessees.

(PPL and PPL Energy Supply)

PPL EnergyPlus is the lessor, for accounting purposes, of a 79.9 MW oil-powered station in Shoreham, New York. The Long Island Power Authority has contracted to purchase all of the plant's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus, which ends in 2017. The capacity payments in the power purchase agreement result in the plant being classified as a direct-financing lease. Additionally, a subsidiary of PPL Energy Supply is the lessor, for accounting purposes, of a sales-type lease related to an 8 MW on-site electrical generation plant.

As of December 31, 2006 and 2005, PPL and PPL Energy Supply had receivable balances of $240 million and $256 million (included in "Current Assets - Other" and "Regulatory and Other Noncurrent Assets - Other" for PPL and "Current Assets - Other" and "Other Noncurrent Assets - Other" for PPL Energy Supply) and unearned revenue balances of $128 million and $143 million (included in "Current Liabilities - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other"). The receivable balances include $65 million of an unguaranteed residual value. Rental income received during 2006, 2005 and 2004 was $14 million, $15 million and $14 million. Total future minimum lease payments expected to be received on both leases are estimated at $16 million for each of the years from 2007 through 2011.

Fuel, Materials and Supplies

(PPL)

PPL and its subsidiaries value inventory at the lower of cost or market. Inventory is removed and charged to the Statements of Income using the average-cost method, except for natural gas, which is removed and charged to the Statements of Income using the last-in, first-out method (LIFO). The carrying value of the LIFO inventory was $13 million and $16 million at December 31, 2006 and 2005, and the excess of replacement cost over carrying value was $16 million and $15 million at December 31, 2006 and 2005.

(PPL Energy Supply and PPL Electric)

Fuel, materials and supplies are valued at the lower of cost or market using the average-cost method.

Guarantees (PPL, PPL Energy Supply and PPL Electric)

In accordance with the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the fair values of guarantees related to arrangements entered into prior to January 1, 2003, as well as guarantees excluded from the initial recognition and measurement provisions of FIN 45, are not recorded in the financial statements. See Note 15 for further discussion of recorded and unrecorded guarantees.

Treasury Stock (PPL and PPL Electric)

Treasury shares are reflected on the balance sheet as an offset to shareowners' equity under the cost method of accounting. Treasury shares are not considered outstanding in calculating EPS.

(PPL)

At December 31, 2005, PPL held 62,113,489 shares of treasury stock. PPL held no treasury stock at December 31, 2006. In the second quarter of 2006, PPL retired all treasury shares, which totaled 62,174,729 shares, and restored them to authorized but unissued shares of common stock. "Capital in excess of par value" was reduced by $839 million as a result of the retirement. Total "Shareowners' Common Equity" was not impacted. PPL plans to restore all shares of common stock acquired in the future to authorized but unissued shares of common stock upon acquisition.

(PPL Electric)

At December 31, 2005, PPL Electric held 79,270,519 shares of treasury stock. PPL Electric held no treasury stock at December 31, 2006. In the second quarter of 2006, PPL Electric retired all treasury shares, which totaled 90,932,326 shares, and restored them to authorized but unissued shares of common stock. "Common stock" was reduced by $1.1 billion as a result of the retirement. Total "Shareowners' Equity" was not impacted. PPL Electric plans to restore all shares of common stock acquired in the future to authorized but unissued shares of common stock upon acquisition.

Foreign Currency Translation and Transactions (PPL and PPL Energy Supply)

Assets and liabilities of international operations, where the local currency is the functional currency, are translated at the exchange rates on the date of consolidation and related revenues and expenses are translated at average exchange rates prevailing during the year. Adjustments resulting from translation are recorded in accumulated other comprehensive loss. The local currency is the functional currency for all of PPL's international operating companies except for those located in Bolivia, where the U.S. dollar is the functional currency.

Gains or losses relating to foreign currency transactions are recognized currently in income. The net transaction losses were insignificant in 2006, 2005 and 2004.

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 23 for a discussion of new accounting standards recently adopted or pending adoption.

2.  Segment and Related Information

(PPL and PPL Energy Supply)

PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery. The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply. The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia. The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

PPL Energy Supply's reportable segments are Supply and International Delivery. The International Delivery segment at the PPL Energy Supply level is consistent with the International Delivery segment at the PPL level. The Supply segment information reported at the PPL Energy Supply level will not agree with the Supply segment information reported at the PPL level because additional Supply segment functions exist at PPL that are outside of PPL Energy Supply. Furthermore, certain income items, including PLR revenue and certain interest income, exist at the PPL Energy Supply level, but are eliminated in consolidation at the PPL level. Finally, certain expense items are fully allocated to the segments at the PPL level only.

Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These service costs include functions such as financial, legal, human resources and information services.

Financial data for the segments are:

	PPL			PPL Energy Supply
	2006	2005	2004	2006	2005	2004
Income Statement Data
Revenues from external customers
Supply	$2,239	$1,774	$1,783	$3,925	$3,335	$3,264
International Delivery	1,347	1,206	1,102	1,347	1,206	1,102
Pennsylvania Delivery	3,313	3,199	2,869
	6,899	6,179	5,754	5,272	4,541	4,366
Intersegment revenues (a)
Supply	1,708	1,590	1,500
Pennsylvania Delivery	160	152	156

Depreciation
Supply	159	144	144	148	135	138
International Delivery	161	157	146	161	157	146
Pennsylvania Delivery	126	119	114
	446	420	404	309	292	284
Amortization - recoverable transition costs and other
Supply	31	33	14	17	18	(1)
International Delivery	(14)	(13)	(2)	(14)	(13)	(2)
Pennsylvania Delivery	292	278	267
	309	298	279	3	5	(3)
Interest income
Supply	(4)	(6)	15	35	21	23
International Delivery	13	8	8	13	8	8
Pennsylvania Delivery	32	21	16
	41	23	39	48	29	31
Interest expense
Supply	122	116	114	87	81	64
International Delivery	203	203	203	203	203	203
Pennsylvania Delivery	157	189	196
	482	508	513	290	284	267

Income tax expense
Supply	147	21	125	168	42	146
International Delivery	21	34	59	21	34	59
Pennsylvania Delivery	107	67	17
	275	122	201	189	76	205

Deferred income taxes and investment tax credits
Supply	(6)	(93)	17	102	13	104
International Delivery	(23)	18	49	(23)	18	49
Pennsylvania Delivery	12	10	87
	(17)	(65)	153	79	31	153
Net Income
Supply (b) (c)	416	311	421	430	327	454
International Delivery (d)	268	215	197	268	215	197
Pennsylvania Delivery	181	152	80
	$865	$678	$698	$698	$542	$651

Cash Flow Data
Expenditures for property, plant and equipment
Supply	$738	$332	$259	$693	$304	$242
International Delivery	340	289	279	340	289	279
Pennsylvania Delivery	316	190	196
	$1,394	$811	$734	$1,033	$593	$521

	PPL		PPL Energy Supply
	As of December 31,		As of December 31,
	2006	2005	2006	2005
Balance Sheet Data
Net investment in unconsolidated affiliates - at equity
Supply	$44	$41	$44	$41
International Delivery	3	15	3	15
	47	56	47	56
Total assets
Supply	8,039	7,118	8,447	7,575
International Delivery	6,208	5,089	6,208	5,089
Pennsylvania Delivery	5,500	5,719
	$19,747	$17,926	$14,655	$12,664

	PPL			PPL Energy Supply
	2006	2005	2004	2006	2005	2004
Geographic Data
Revenues from external customers
U.S.	$5,552	$4,973	$4,652	$3,925	$3,335	$3,264
Foreign:
U.K.	792	750	715	792	750	715
Latin America	555	456	387	555	456	387
	1,347	1,206	1,102	1,347	1,206	1,102
	$6,899	$6,179	$5,754	$5,272	$4,541	$4,366

	PPL		PPL Energy Supply
	As of December 31,		As of December 31,
	2006	2005	2006	2005
Property, Plant and Equipment
U.S.	$7,845	$7,292	$4,701	$4,287
Foreign:
U.K.	3,755	3,162	3,755	3,162
Latin America	469	462	469	462
	4,224	3,624	4,224	3,624
	$12,069	$10,916	$8,925	$7,911

(a)	See "PLR Contracts" and "NUG Purchases" in Note 16 for the basis of accounting between reportable segments.
(b)	All years include the results of discontinued operations. See Notes 9 and 10 for additional information.
(c)	2005 includes the cumulative effect of a change in accounting principle. See Note 21 for additional information.
(d)	2004 includes the results of discontinued operations. See Note 9 for additional information.

The net income of the International Delivery segment for the year ended December 31, 2006, reflects accounting adjustments related to prior periods. During the third quarter of 2006, management determined that it had incorrectly applied the impacts of Chilean inflation in calculating depreciation and deferred income taxes on certain Chilean assets from 1997 through 2006. As a result, net income was increased by $5 million for the depreciation adjustment in the third quarter of 2006, of which $4 million related to periods prior to 2006 and less than $1 million related to the first and second quarters of 2006. Net income was also increased by $9 million for the deferred income tax adjustment in the third quarter of 2006, of which $8 million related to periods prior to 2006 and less than $1 million related to the first and second quarters of 2006. These adjustments are not considered by management to be material to the financial statements of prior periods and are not material to the financial statements for 2006.

3.  Investment in Unconsolidated Affiliates - at Equity

(PPL and PPL Energy Supply)

Investment in unconsolidated affiliates accounted for under the equity method at December 31 (equity ownership percentages as of December 31, 2006) was:

	2006	2005

Aguaytia Energy, LLC		$10
Bangor-Pacific Hydro Associates - 50.0%	$19	17
Safe Harbor Water Power Corporation - 33.3%	15	15
Other	13	14
	$47	$56

In 2006, PPL Global completed the sale of its minority interest in Aguaytia Energy, LLC. See Note 9 for additional information.

In 2006, a PPL Energy Supply subsidiary sold its 50% interest in a partnership that owned the Griffith plant. See Note 10 for additional information. The partnership arrangement was essentially a cost-sharing arrangement, in that each of the partners had rights to one-half of the plant capacity and energy, and an obligation to cover one-half of the operating costs of the plant. Accordingly, the equity investment is not reflected in the table above and is classified as "Electric plant in service - Generation" on the Balance Sheet at December 31, 2005.

4.  Earnings Per Share

(PPL)

In August 2005, PPL completed a 2-for-1 split of its common stock. The distribution date was August 24, 2005. The share and per-share amounts included in these financial statements have been adjusted for all periods presented to reflect the stock split.

Basic EPS is calculated using the weighted-average shares of common stock outstanding during the period. Diluted EPS is calculated using the weighted-average shares of common stock outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs;
•	common stock purchase contracts that were a component of the PEPS Units and PEPS Units, Series B; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	2006	2005	2004
Income (Numerator)
Income from continuing operations	$885	$739	$710
Loss from discontinued operations (net of income taxes)	20	53	12
Cumulative effect of a change in accounting principle (net of income taxes)		(8)

Net Income	$865	$678	$698

Shares (Denominator)
Shares for Basic EPS	380,754	379,132	368,456
Add incremental shares
Convertible Senior Notes	3,221	2,263	134
Restricted stock, stock options and other share-based awards	2,794	2,342	1,396
Shares for Diluted EPS	386,769	383,737	369,986

Basic EPS
Income from continuing operations	$2.32	$1.95	$1.93
Loss from discontinued operations (net of income taxes)	0.05	0.14	0.04
Cumulative effect of a change in accounting principle (net of income taxes)		(0.02)
Net Income	$2.27	$1.79	$1.89

Diluted EPS
Income from continuing operations	$2.29	$1.93	$1.92
Loss from discontinued operations (net of income taxes)	0.05	0.14	0.03
Cumulative effect of a change in accounting principle (net of income taxes)		(0.02)
Net Income	$2.24	$1.77	$1.89

In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contained a purchase contract component for PPL's common stock. In January 2004, PPL completed an exchange offer resulting in the exchange of approximately four million PEPS Units for PEPS Units, Series B. The primary difference in the units related to the debt component. The purchase contract components of both units were identical. The purchase contracts were only dilutive if the average price of PPL's common stock exceeded a threshold appreciation price, which was adjusted for cash distributions on PPL common stock. The threshold appreciation price for the PEPS Units was initially set at $32.52 and was adjusted to $31.69 as of April 1, 2004, based on dividends paid on PPL's common stock since issuance. The threshold appreciation price for the purchase contract component of the PEPS Units, Series B was adjusted in the same manner as that of the PEPS Units and was $31.69 as a result of the adjustment as of April 1, 2004. The purchase contracts of both the PEPS Units and PEPS Units, Series B were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations for 2004.

In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes are guaranteed by PPL and, as originally issued, could be converted into shares of PPL common stock if:

•	during any fiscal quarter starting after June 30, 2003, the market price of PPL's common stock exceeds $29.83 per share over a certain period during the preceding fiscal quarter;
•	PPL calls the debt for redemption;
•	the holder exercises its right to put the debt on any five-year anniversary of the offering;
•	the long-term credit rating assigned to the notes by Moody's Investors Service, Inc. and Standard & Poor's Ratings Services falls below Ba2 and BB or the notes are not rated; or
•	certain specified corporate transactions occur, e.g., change in control and certain distributions to the holders of PPL common stock.

The conversion rate is 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share). It will be adjusted if certain specified distributions, whether in the form of cash, stock, other equity interests, evidence of indebtedness or assets, are made to holders of PPL common stock. Additionally, the conversion rate can be increased by PPL if its Board of Directors has made a determination that to do so would be in the best interests of either PPL or holders of PPL common stock.

Depending upon which of the conversion events identified above occurs, the Convertible Senior Notes, as originally issued, could have been settled in cash or shares. However, the notes were modified in November 2004 to require cash settlement of the principal amount, permit settlement of any conversion premium in cash or stock, and eliminate a provision that required settlement in stock in the event of default. These modifications were made in response to the FASB's ratification of EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," as well as other anticipated rules relating to EPS. EITF Issue 04-8 requires contingently convertible instruments to be included in diluted EPS.

The Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock equals or exceeds $24.87.

See Note 8 for discussion of attainment of the market price trigger related to the Convertible Senior Notes and the related conversions during 2006.

As of December 31, 2006, only $102 million of Convertible Senior Notes remains outstanding. The maximum number of shares of PPL common stock that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 4,117,042 shares. Based on PPL's common stock price at December 31, 2006, the conversion premium equated to 1,261,015 shares of PPL common stock, or $45 million.

During 2006, PPL issued 1,546,447 shares of common stock related to the exercise of stock options and vesting of restricted stock and restricted stock units under its stock-based compensation plans. See Note 12 for a discussion of PPL's stock-based compensation plans.

The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

(Thousands of Shares)	2006	2005	2004

Antidilutive stock options	334	402	2,266

5.  Income and Other Taxes

For 2006, 2005 and 2004, the statutory U.S. corporate federal income tax rate was 35%. The statutory corporate net income tax rate for Pennsylvania was 9.99%.

(PPL)

"Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary" included the following components for the years ended December 31:

	2006	2005	2004

Domestic income	$888	$616	$657
Foreign income	297	254	264
	$1,185	$870	$921

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for U.S. and certain foreign jurisdictions in which PPL's operations have historically been profitable.

Significant components of PPL's deferred income tax assets and liabilities from continuing operations were:

	2006	2005
Deferred Tax Assets
Deferred investment tax credits	$30	$36
NUG contracts and buybacks	73	102
Unrealized loss on qualifying derivatives	29	139
Accrued pension costs	140	80
Federal tax credit carryforwards	47	112
Foreign loss carryforwards	175	140
Foreign - pensions	74	53
Foreign - other	20	36
Contributions in aid of construction	85	78
Other	245	195
Valuation allowances	(189)	(148)
	729	823

Deferred Tax Liabilities
Plant - net	1,428	1,316
Recoverable transition costs	333	434
Taxes recoverable through future rates	113	106
Reacquired debt costs	15	16
Foreign - plant	765	692
Foreign - other	86	98
Other domestic	71	78
	2,811	2,740
Net deferred tax liability	$2,082	$1,917

PPL had federal alternative minimum tax credit carryforwards with an indefinite carryforward period of $27 million and $111 million at December 31, 2006 and 2005. PPL had federal foreign tax credit carryforwards that expire in 2015 of $20 million and $1 million at December 31, 2006 and 2005. PPL also had state net operating loss carryforwards that expire between 2006 and 2027 of $216 million and $97 million at December 31, 2006 and 2005. Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had foreign net operating loss carryforwards of $37 million and $50 million at December 31, 2006 and 2005. PPL Global also had foreign capital loss carryforwards of $563 million and $439 million at December 31, 2006 and 2005. All of these losses have an unlimited carryforward period. Valuation allowances have been established for the amount that, more likely than not, will not be realized. Of the total valuation allowances related to foreign capital loss carryforwards, $83 million is allocable to goodwill.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheets. The amounts considered permanently reinvested at December 31, 2006 and 2005, are $910 million and $650 million. If the earnings are remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of additional taxes that might be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary," for accounting purposes, and details of taxes, other than income were:

	2006	2005	2004
Income Tax Expense
Current-Federal	$230	$124	$52
Current-State	18	(1)	(31)
Current-Foreign	44	64	27
	292	187	48
Deferred-Federal	(6)	(84)	100
Deferred-State	6	17	17
Deferred-Foreign	(3)	17	51
	(3)	(50)	168
Investment tax credit, net-Federal	(14)	(15)	(15)
Total income tax expense from continuing operations (a)	$275	$122	$201

Total income tax expense-Federal	$210	$25	$137
Total income tax expense-State	24	16	(14)
Total income tax expense-Foreign	41	81	78
Total income tax expense from continuing operations (a)	$275	$122	$201

(a)
Excludes $6 million of deferred federal, state and foreign tax benefit in 2005 related to the cumulative effect of a change in accounting principle, recorded net of tax. Excludes current and deferred federal and state tax benefits of $12 million in 2006, $29 million in 2005 and $6 million in 2004 related to loss from discontinued operations, recorded net of tax. Excludes realized tax benefits related to stock-based compensation, recorded as an increase to capital in excess of par value of $13 million in 2006, $7 million in 2005 and $3 million in 2004. Also excludes federal, state and foreign tax (benefits) recorded to other comprehensive income (loss) of $80 million in 2006, $(102) million in 2005 and $(66) million in 2004.

	2006	2005	2004
Reconciliation of Income Tax Expense
Indicated federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$415	$305	$322
Increase (decrease) due to:
State income taxes (b) (c) (d)	31	21	12
Amortization of investment tax credit	(10)	(10)	(10)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(48)	(55)	(36)
Chilean tax benefit related to monetary indexation (Note 2)	(9)
Transfer of WPD tax items (a)	(20)
Stranded cost securitization (b) (c) (d)	(7)	(7)	(22)
Federal income tax credits	(58)	(107)	(74)
Federal income tax return adjustments (b) (c) (d)	2	(16)	(3)
Change in tax reserves (b) (c) (d)	(12)	(3)	9
Other	(9)	(6)	3
	(140)	(183)	(121)
Total income tax expense from continuing operations	$275	$122	$201
Effective income tax rate	23.2%	14.0%	21.8%

(a)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder. The U.K. taxing authority subsequently confirmed this agreement. This transfer resulted in a net reduction of income tax expense of $20 million in 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(b)
During 2006, PPL recorded $7 million in state and federal tax expense from filing the 2005 income tax returns. The $7 million tax expense included in the Reconciliation of Income Tax Expense consisted of a $2 million federal expense reflected in "Federal income tax return adjustments" and a $5 million state expense reflected in "State income taxes."

During 2006, PPL recorded a $10 million benefit related to federal and state income tax reserve changes. The $10 million benefit included in the Reconciliation of Income Tax Expense consisted of a $7 million benefit reflected in "Stranded costs securitization" and a $12 million federal benefit reflected in "Change in tax reserves," offset by a $9 million state expense reflected in "State income taxes."

(c)
During 2005, PPL recorded a $13 million benefit from the reduction of state and federal income taxes from filing the 2004 income tax returns. The $13 million benefit included in the Reconciliation of Income Tax Expense consisted of a $16 million federal benefit reflected in "Federal income tax return adjustments" offset by a $3 million state expense reflected in "State income taxes."

During 2005, PPL recorded a $12 million benefit related to federal and state income tax reserve changes. The $12 million benefit included in the Reconciliation of Income Tax Expense consisted of a $7 million benefit reflected in "Stranded costs securitization," a $2 million state benefit reflected in "State income taxes" and a $3 million federal benefit reflected in "Change in tax reserves."

(d)
During 2004, PPL recorded a $1 million benefit from the reduction of state and federal income taxes from filing the 2003 income tax returns. The $1 million benefit included in the Reconciliation of Income Tax Expense consisted of a $3 million federal benefit reflected in "Federal income tax return adjustments," offset by a $2 million state expense reflected in "State income taxes."

During 2004, PPL recorded a $15 million benefit related to federal and state income tax reserve changes. The $15 million benefit included in the Reconciliation of Income Tax Expense consisted of a $22 million benefit reflected in "Stranded costs securitization" and a $2 million state benefit reflected in "State income taxes," offset by a $9 million federal expense reflected in "Change in tax reserves."

	2006	2005	2004
Taxes, other than income
State gross receipts	$181	$175	$156
State utility realty	5	6	(10)
State capital stock	12	14	22
Property - foreign	57	57	55
Other - foreign	1	1	1
Domestic property and other	26	26	25
	$282	$279	$249

(PPL Energy Supply)

"Income from Continuing Operations Before Income Taxes and Minority Interest" included the following components for the years ended December 31:

	2006	2005	2004

Domestic income	$621	$432	$612
Foreign income	297	254	264
	$918	$686	$876

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for U.S. and certain foreign jurisdictions in which PPL's operations have historically been profitable.

Significant components of PPL Energy Supply's deferred income tax assets and liabilities from continuing operations were as follows:

	2006	2005
Deferred Tax Assets
Deferred investment tax credits	$23	$28
NUG contracts and buybacks	73	102
Unrealized loss on qualifying derivatives	31	133
Accrued pension costs	52	23
Federal tax credit carryforwards	47	112
Foreign loss carryforwards	175	140
Foreign - pensions	74	53
Foreign - other	20	36
Other domestic	136	92
Valuation allowances	(178)	(144)
	453	575

Deferred Tax Liabilities
Plant - net	739	654
Foreign investments	3	5
Foreign - plant	765	692
Foreign - other	86	98
Other domestic	36	48
	1,629	1,497
Net deferred tax liability	$1,176	$922

PPL Energy Supply had federal alternative minimum tax credit carryforwards with an indefinite carryforward period of $27 million and $111 million at December 31, 2006 and 2005. PPL Energy Supply had federal foreign tax credit carryforwards that expire in 2015 of $20 million and $1 million at December 31, 2006 and 2005. PPL Energy Supply also had state net operating loss carryforwards that expire between 2006 and 2027 of $9 million and $6 million at December 31, 2006 and 2005. Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had foreign net operating loss carryforwards of $37 million and $50 million at December 31, 2006 and 2005. PPL Global also had foreign capital loss carryforwards of $563 million and $439 million at December 31, 2006 and 2005. All of these losses have an unlimited carryforward period. Valuation allowances have been established for the amount that more likely than not, will not be realized. Of the total valuation allowances related to foreign capital loss carryforwards, $83 million is allocable to goodwill.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Member's Equity" on the Balance Sheets. The amounts considered permanently reinvested at December 31, 2006 and 2005, are $910 million and $650 million. If the earnings are remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of additional taxes that might be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes and Minority Interest" for accounting purposes, and details of taxes, other than income were:

	2006	2005	2004
Income Tax Expense
Current-Federal	$40	$(46)	$15
Current-State	26	27	10
Current-Foreign	44	64	27
	110	45	52
Deferred-Federal	86	5	99
Deferred-State	8	21	15
Deferred-Foreign	(3)	17	51
	91	43	165
Investment tax credit, net-Federal	(12)	(12)	(12)
Total income tax expense from continuing operations (a)	$189	$76	$205

Total income tax expense-Federal	$114	$(53)	$102
Total income tax expense-State	34	48	25
Total income tax expense-Foreign	41	81	78
Total income tax expense from continuing operations (a)	$189	$76	$205

(a)
Excludes $6 million of deferred federal, state and foreign tax benefit in 2005 related to the cumulative effect of a change in accounting principle, recorded net of tax. Excludes current and deferred federal and state tax benefits of $12 million in 2006, $29 million in 2005 and $6 million in 2004 related to loss from discontinued operations, recorded net of tax. Also excludes federal, state and foreign tax (benefits) recorded to other comprehensive income of $83 million in 2006, $(106) million in 2005 and $(68) million in 2004.

	2006	2005	2004
Reconciliation of Income Tax Expense
Indicated federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$321	$240	$307
Increase (decrease) due to:
State income taxes (b) (c) (d)	27	40	20
Amortization of investment tax credit	(8)	(8)	(8)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(48)	(55)	(36)
Chilean tax benefit related to monetary indexation (Note 2)	(9)
Transfer of WPD tax items (a)	(20)
Federal income tax credits	(58)	(107)	(74)
Federal income tax return adjustments (b) (c) (d)	1	(22)	(9)
Change in tax reserves (b) (c) (d)	(9)	(8)	6
Other	(8)	(4)	(1)
	(132)	(164)	(102)
Total income tax expense from continuing operations	$189	$76	$205
Effective income tax rate	20.6%	11.1%	23.4%

(a)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder. The U.K. taxing authority subsequently confirmed this agreement. This transfer resulted in a net reduction of income tax expense of $20 million in 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(b)
During 2006, PPL Energy Supply recorded $6 million in state and federal income tax expense from filing the 2005 income tax returns. The $6 million tax expense included in the Reconciliation of Income Tax Expense consisted of a $1 million federal expense reflected in "Federal income tax return adjustments" and a $5 million state expense reflected in "State income taxes."

During 2006, PPL Energy Supply recorded a $1 million benefit related to federal and state income tax reserve changes. The $1 million benefit included in the Reconciliation of Income Tax Expense consisted of a $9 million benefit reflected in "Change in tax reserves," offset by an $8 million state expense reflected in "State income taxes."

(c)
During 2005, PPL Energy Supply recorded $3 million in state and federal income tax expense from filing the 2004 income tax returns. The $3 million tax expense included in the Reconciliation of Income Tax Expense consisted of a $25 million state expense reflected in "State income taxes," offset by a $22 million federal benefit reflected in "Federal income tax return adjustments."

During 2005, PPL Energy Supply recorded an $8 million benefit related to federal income tax reserve changes. The $8 million benefit is included in "Change in tax reserves" in the Reconciliation of Income Tax Expense.

(d)
During 2004, PPL Energy Supply recorded $9 million in state and federal income tax expense from filing the 2003 income tax returns. The $9 million tax expense included in the Reconciliation of Income Tax Expense consisted of an $18 million state expense reflected in "State income taxes," offset by a $9 million federal benefit reflected in "Federal income tax return adjustments."

During 2004, PPL Energy Supply recorded a $6 million expense related to federal income tax reserve changes. The $6 million expense is included in "Change in Tax Reserves" in the Reconciliation of Income Tax Expense.

	2006	2005	2004
Taxes, other than income
State gross receipts	$1	$1	$2
State capital stock	8	9	13
Property - foreign	57	57	55
Other - foreign	1	1	1
Domestic property and other	25	26	24
	$92	$94	$95

(PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and the FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included in taxes recoverable through future rates in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheets.

The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability were as follows:

	2006	2005
Deferred Tax Assets
Deferred investment tax credits	$6	$7
Accrued pension costs	56	32
Contributions in aid of construction	80	73
Other	41	48
	183	160

Deferred Tax Liabilities
Electric utility plant - net	648	615
Recoverable transition costs	145	144
Taxes recoverable through future rates	106	100
Reacquired debt costs	14	15
Other	36	19
	949	893
Net deferred tax liability	$766	$733

PPL Electric has state net operating loss carryforwards that expire in 2024 of $11 million and $13 million at December 31, 2006 and 2005. Valuation allowances have been established for the amount that, more likely than not, will not be realized.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income before Income Taxes" for accounting purposes, and details of taxes other than income were:

	2006	2005	2004
Income Tax Expense
Current-Federal	$85	$66	$(33)
Current-State	1	(5)	(40)
	86	61	(73)
Deferred-Federal	19	12	79
Deferred-State	1	(1)	5
	20	11	84
Investment tax credit, net-Federal	(2)	(3)	(3)
Total	$104	$69	$8

Total income tax expense-Federal	$102	$75	$43
Total income tax expense-State	2	(6)	(35)
Total	$104	$69	$8

	2006	2005	2004
Reconciliation of Income Tax Expense
Indicated federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$104	$76	$30
Increase (decrease) due to:
State income taxes (a) (b) (c)	12	4	(1)
Stranded costs securitization (a) (b) (c)	(7)	(7)	(22)
Amortization of investment tax credit	(2)	(2)	(2)
Other (a) (b) (c)	(3)	(2)	3
		(7)	(22)
Total income tax expense	$104	$69	$8
Effective income tax rate	34.9%	31.9%	9.5%

(a)
During 2006, PPL Electric recorded $4 million in state and federal income tax expense from filing the 2005 income tax returns. The $4 million tax expense included in the Reconciliation of Income Tax Expense consisted of a $1 million federal expense reflected in "Other" and a $3 million state expense reflected in "State income taxes."

During 2006, PPL Electric recorded a $9 million benefit related to federal and state income tax reserve changes. The $9 million benefit included in the Reconciliation of Income Tax Expense consisted of a $7 million benefit reflected in "Stranded costs securitization" and a $2 million federal benefit reflected in "Other."

(b)
During 2005, PPL Electric recorded a $10 million benefit related to federal and state income tax reserve changes. The $10 million benefit included in the Reconciliation of Income Tax Expense consisted of a $7 million benefit reflected in "Stranded costs securitization," a $2 million state benefit reflected in "State income taxes" and a $1 million federal benefit reflected in "Other."

(c)
During 2004, PPL Electric recorded a $20 million benefit related to federal and state income tax reserve changes. The $20 million benefit included in the Reconciliation of Income Tax Expense consisted of a $22 million benefit reflected in "Stranded costs securitization," a $2 million state benefit reflected in "State income taxes," offset by a $4 million federal provision reflected in "Other."

	2006	2005	2004
Taxes, other than income
State gross receipts	$181	$174	$155
State utility realty	4	6	(10)
State capital stock	4	5	7
	$189	$185	$152

6.  Financial Instruments

(PPL, PPL Energy Supply and PPL Electric)

At December 31, 2006 and 2005, the carrying value of cash and cash equivalents, short-term investments, investments in the nuclear decommissioning trust funds, other investments and short-term debt approximated fair value due to the liquid nature of the instruments, variable interest rates associated with the financial instruments or the carrying value of the instruments being based on established market prices. Price risk management assets and liabilities are recorded at fair value using exchange-traded market quotes, prices obtained through third-party brokers or internally developed price curves. Financial instruments where the carrying amount on the Balance Sheets and the estimated fair value (based on quoted market prices for the securities where available and estimates based on current rates where quoted market prices are not available) are different, are set forth below:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL
Long-term debt	$7,746	$7,869	$7,081	$7,585
Long-term debt with affiliate trust	89	86	89	84
PPL Energy Supply
Long-term debt	$5,287	$5,355	$3,951	$4,340
Long-term debt with affiliate trust	89	86	89	84
PPL Electric
Long-term debt	$1,978	$2,023	$2,411	$2,496

7.  Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock had been issued or was outstanding at December 31, 2006 and 2005.

(PPL and PPL Electric)

Details of PPL Electric's preferred securities, without sinking fund requirements, as of December 31 were:

	2006	2005

4-1/2% Preferred Stock	$25	$25

Series Preferred Stock
3.35%	2	2
4.40%	12	12
4.60%	3	3
6.75%	9	9
Total Series Preferred Stock	26	26

6.25% Series Preference Stock	250

Total Preferred Securities	$301	$51

	2006
	Issued and Outstanding Shares	Shares Authorized	Optional Redemption Price Per Share

4-1/2% Preferred Stock (a)	247,524	629,936	$110.00

Series Preferred Stock (a)
3.35%	20,605		103.50
4.40%	117,676		102.00
4.60%	28,614		103.00
6.75%	90,770		102.36

Total Series Preferred Stock	257,665	10,000,000

6.25% Series Preference Stock (c)	2,500,000	10,000,000	(b)

Total Preferred Securities	3,005,189

(a)	During 2006 and 2005, there were no increases or decreases to the preferred stock outstanding at December 31, 2005 and 2004.
(b)	Redeemable on or after April 6, 2011.
(c)	2.5 million shares of preference stock were issued in 2006.

Preferred Stock

The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock and the 6.75% Series Preferred Stock for which such price is $100 per share (plus, in each case, any unpaid dividends in arrears).

Holders of the outstanding preferred stock are entitled to one vote per share on matters on which PPL Electric's shareowners are entitled to vote. Preferred Stock ranks senior to PPL Electric's common stock and 6.25% Series Preference Stock.

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

8.  Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2006, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement to March 2007. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit but cannot make cash borrowings under this agreement. At December 31, 2006 and 2005, there was $47 million and $199 million of letters of credit outstanding under this agreement.

In June 2006, PPL Energy Supply entered into a $1.9 billion Amended and Restated Five-Year Credit Agreement, which expires in June 2011. This credit agreement amended, restated and combined into one credit facility the following three five-year credit facilities of PPL Energy Supply: the $800 million facility expiring in June 2010, the $600 million facility expiring in June 2010 and the $500 million facility expiring in December 2010. PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit. At December 31, 2006, PPL Energy Supply had an aggregate of $51 million of letters of credit and no cash borrowings outstanding under this facility. There was an aggregate of $172 million of letters of credit and no cash borrowings outstanding under the facilities that were in existence as of December 31, 2005.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011. There were no cash borrowings and $222 million of letters of credit outstanding under this facility, at December 31, 2006, and no cash borrowings and $286 million of letters of credit outstanding at December 31, 2005. PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by PPL Energy Supply's $1.9 billion five-year credit facility. PPL Energy Supply had no commercial paper outstanding at December 31, 2006, and $100 million of commercial paper, with a weighted-average interest rate of 4.51%, outstanding at December 31, 2005.

WPD (South West) maintained three committed credit facilities: a £100 million 364-day facility, a £150 million three-year facility and a £150 million five-year facility (approximately $787 million in total at December 31, 2006). In November 2006, WPD (South West) replaced its £100 million 364-day credit facility that expired in October 2006, with a credit facility of the same size that expires in November 2007. The five-year facility expires in October 2009. In January 2007, the £150 million three-year facility, which was to expire in October 2008, was terminated and replaced by a new £150 million five-year facility at WPDH Limited that expires in January 2012, with the option to extend the expiration date by a maximum of two years. At December 31, 2006 and 2005, WPD (South West) also had uncommitted credit facilities of £65 million (approximately $128 million at December 31, 2006). At December 31, 2006 and 2005, there were no cash borrowings and £41 million (approximately $71 million at then current exchange rates), with a weighted-average interest rate of 4.98%, outstanding under the WPD (South West) credit facilities.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In June 2006, PPL Electric amended and restated the credit agreement for its $200 million five-year credit facility and extended the expiration date to June 2011. PPL Electric has the ability to cause the lenders under this facility to issue letters of credit. At December 31, 2006 and 2005, PPL Electric had no cash borrowings or letters of credit outstanding under this credit facility. PPL Electric's $100 million three-year credit facility expired in June 2006 and was not renewed.

PPL Electric maintains a commercial paper program for up to $200 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility. PPL Electric had no commercial paper outstanding at December 31, 2006 and 2005.

PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly-owned subsidiary on an ongoing basis. The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution. PPL Electric uses the proceeds from the credit agreement for general corporate purposes and to cash collateralize letters of credit. The subsidiary's borrowing limit under this credit agreement is $150 million, and interest under the credit agreement varies based on the commercial paper conduit's actual cost to issue commercial paper that supports the debt. At December 31, 2006 and 2005, $136 million and $131 million of accounts receivable and $145 million and $142 million of unbilled revenue were pledged by the subsidiary under the credit agreement. At December 31, 2006 and 2005, there was $42 million of short-term debt outstanding under the credit agreement at an interest rate of 5.35% for 2006 and 4.3% for 2005, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf. At December 31, 2006, based on the accounts receivable and unbilled revenue pledged, an additional $108 million was available for borrowing. The funds used to cash collateralize the letters of credit are reported in "Restricted Cash" on the Balance Sheets. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements. PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary. In July 2006, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2007. PPL Electric currently expects that it and the subsidiary will continue to renew the credit agreement on an annual basis.

(PPL, PPL Energy Supply and PPL Electric)

In 2001, PPL Electric completed a strategic initiative to confirm its legal separation from PPL and PPL's other affiliated companies. This initiative was designed to enable PPL Electric to substantially reduce its exposure to volatility in energy prices and supply risks through 2009 and to reduce its business and financial risk profile by, among other things, limiting its business activities to the transmission and distribution of electricity and businesses related to or arising out of the electric transmission and distribution businesses. In connection with this initiative, PPL Electric:

•	obtained long-term electric supply contracts to meet its PLR obligations (with its affiliate PPL EnergyPlus) through 2009, as further described in Note 16 under "PLR Contracts";
•	agreed to limit its businesses to electric transmission and distribution and related activities;
•
adopted amendments to its Articles of Incorporation and Bylaws containing corporate governance and operating provisions designed to clarify and reinforce its legal and corporate separateness from PPL and its other affiliated companies;

•
appointed an independent director to its Board of Directors and required the unanimous approval of the Board of Directors, including the consent of the independent director, to amendments to these corporate governance and operating provisions or to the commencement of any insolvency proceedings, including any filing of a voluntary petition in bankruptcy or other similar actions; and

•
appointed an independent compliance administrator to review, on a semi-annual basis, its compliance with the corporate governance and operating requirements contained in its Articles of Incorporation and Bylaws.

The enhancements to PPL Electric's legal separation from its affiliates are intended to minimize the risk that a court would order PPL Electric's assets and liabilities to be substantively consolidated with those of PPL or another affiliate of PPL in the event that PPL or another PPL affiliate were to become a debtor in a bankruptcy case. Based on these various measures, PPL Electric was able to issue and maintain a higher level of debt and use it to replace higher cost equity, thereby maintaining a lower total cost of capital. Nevertheless, if PPL or another PPL affiliate were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order PPL Electric's assets and liabilities to be consolidated with those of PPL or such other PPL affiliate.

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

In December 2006, PPL Energy Supply issued $300 million of 6% Senior Notes due 2036 (6% Notes). The 6% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices. The proceeds of $297 million, net of discount, from the sale of the 6% Notes were used to replenish cash and repay short-term indebtedness that PPL Energy Supply used or incurred to fund conversions in 2006 of its 2.625% Convertible Senior Notes due 2023, as discussed below.

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in each quarter of 2006. Therefore, holders of the Convertible Senior Notes were entitled to convert their notes at any time during the second, third and fourth quarters of 2006 and are also entitled to convert their notes any time during the first quarter of 2007. As discussed in Note 4, when holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.

During 2006, Convertible Senior Notes in an aggregate principal amount of $298 million were presented for conversion. The total conversion premium related to these conversions was $121 million, which was settled with 3,448,109 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares. After such conversions, $102 million of Convertible Senior Notes remain outstanding and are eligible for conversion in the first quarter of 2007.

In July 2006, Emel issued 3 million UF denominated bonds (approximately $104 million at December 31, 2006) in two series. The first series consists of 1 million UF denominated bonds that mature in 2011, are callable at par on or after June 1, 2009, and bear interest at 3.75%. The second series consists of 2 million UF denominated bonds with serial maturities from 2021 through 2027, which are callable on or after June 1, 2014, at a specified calculated value on the call date and bear interest at 4.50%. The proceeds were used to pay Emel's 3 million UF denominated bond maturity in August 2006.

In December 2006, WPD (South West) issued £225 million of index-linked notes (approximately $443 million at December 31, 2006) in two tranches: £120 million of 1.541% Index-linked Notes due 2056 and £105 million of 1.541% Index-linked Notes due 2053. Both series of notes may be redeemed by WPD (South West), in total by series but not in part, in December 2026. The proceeds were used to fund the maturity of WPD LLP's $332 million of 6.80% Notes in December 2006 and payment of $118 million to settle related cross-currency swaps. The $118 million payment is included on the Statement of Cash Flows as a component of "Retirement of long-term debt."

In December 2006, WPD (South Wales) issued £225 million of 4.80436% Notes due 2037 (approximately $443 million at December 31, 2006). The notes may be redeemed by WPD (South Wales), in total but not in part, in December 2026. The proceeds will be used for general corporate purposes, including refinancing debt obligations of companies within the WPDH Limited group.

Although financial information of foreign subsidiaries is recorded on a one-month lag, the December 2006 bond issuances, bond retirement and related settlement of cross-currency swaps by the WPD entities noted above are reflected in the 2006 Financial Statements due to the materiality of these transactions.

In December 2006, Elfec issued $11 million of 6.05% UFV (inflation-adjusted bolivianos) denominated bonds with serial maturities from 2012 through 2014. Of these bonds, $5 million were issued in exchange for existing bonds with maturities in 2007 and 2008. Proceeds of $6 million were used in January 2007 to refinance bonds with maturities in 2007. These transactions will be reflected in PPL's January 2007 financials due to the one-month lag in foreign subsidiary reporting.

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I. Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures. In connection with this redemption, SIUK Capital Trust I was required to use all of the proceeds received from the repayment of the subordinated debentures to redeem all of its common and preferred securities. See Note 22 for a discussion of the trust. The redemption of the subordinated debentures and the trust's common and preferred securities resulted in a loss of $2 million, after tax, that will be recorded by WPD LLP in 2007.

(PPL Energy Supply)

During 2006, PPL Energy Supply distributed $712 million to its parent company, PPL Energy Funding, and received cash capital contributions of $115 million.

On July 1, 2006, in connection with an internal reorganization, PPL Energy Supply received non-cash contributions from its parent, consisting of a note receivable and ownership interests in certain subsidiaries (including PPL Telcom). The contributions were recorded at the parent's historical carrying amounts, collectively totaling $65 million. The businesses of these subsidiaries became a component of PPL Energy Supply's Supply segment. The impact on PPL Energy Supply's financial statements and to its Supply segment was not significant.

(PPL and PPL Electric)

In March 2006, PPL Electric retired all $146 million of its 6.55% Series First Mortgage Bonds upon maturity.

During 2006, PPL Transition Bond Company made principal payments on transition bonds of $288 million.

See Note 7 for a discussion of PPL Electric's issuance of preference stock in 2006.

(PPL Electric)

During 2006, PPL Electric received a capital contribution of $75 million from PPL.

Dividends and Dividend Restrictions

(PPL)

In February 2006, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2006, to 27.5 cents per share (equivalent to $1.10 per annum). In February 2007, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2007, to 30.5 cents per share (equivalent to $1.22 per annum). Future dividends, declared at the discretion of PPL's Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL and PPL Energy Supply)

The PPL Montana Colstrip lease places certain restrictions on PPL Montana's ability to declare dividends. At this time, PPL believes that these covenants will not limit PPL's or PPL Energy Supply's ability to operate as desired and will not affect their ability to meet any of their cash obligations. Certain of PPL Global's international subsidiaries also have financing arrangements that limit their ability to pay dividends. However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's or PPL Energy Supply's ability to meet their cash obligations.

(PPL Electric)

During 2006, PPL Electric paid common stock dividends of $116 million to PPL.

(PPL and PPL Electric)

PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain requirements included in its Articles of Incorporation and Bylaws to maintain its separateness from PPL and PPL's other subsidiaries. PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

As discussed in Note 7, PPL Electric may not pay dividends on its common stock, except in certain circumstances, unless full dividends have been paid on the Preference Shares for the then-current dividend period. The quarterly dividend rate for PPL Electric's Preference Shares is $1.5625 per share. PPL Electric has declared and paid dividends on its outstanding Preference Shares since issuance. Dividends on the preference stock are not cumulative and future dividends, declared at the discretion of PPL Electric's Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

9.  Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects. Any such transactions may impact future financial results.

Domestic (PPL and PPL Energy Supply)

Sales

In 2004, a subsidiary of PPL Generation sold two spare gas combustion turbine generators and related equipment for $18 million. These turbine generators and related equipment were originally intended for a project in New York that PPL later canceled. The net loss from this sale was insignificant.

Also in 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine. Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine. The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River. The agreement requires several approvals by the FERC. Certain of these regulatory approvals have been obtained, but PPL cannot predict whether or when all of them will be obtained.

License Renewals

In September 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for Units 1 and 2 of the nuclear power plant. The license renewals for each of the Susquehanna units would extend their expiration dates from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2. PPL cannot predict whether or when NRC approval will be obtained.

In December 2006, PPL Montana applied to the FERC to renew its license to generate electricity at the Mystic Lake Project. The current license expires in 2009. Power companies that use dams to produce energy must renew their FERC licenses every 30 to 50 years. PPL cannot predict whether or when the FERC approval will be obtained.

Development

In October 2006, PPL Susquehanna filed a request with the NRC to increase the amount of electricity the plant can generate. The total expected capacity increase is 205 MW, of which PPL Susquehanna's share would be 185 MW. PPL Susquehanna's share of the expected capital cost of this project is $263 million. PPL cannot predict whether or when NRC approval will be obtained.

PPL also plans to expand the capacity of its Holtwood hydroelectric plant by 125 MW, at an expected capital cost of $243 million. This planned expansion is subject to various regulatory approvals and other conditions, and PPL cannot predict whether or when these approvals will be obtained or the other conditions will be met.

Other

(PPL)

In June 2004, a PPL subsidiary evaluated its investment in a technology supplier for impairment. As a result of the evaluation, the subsidiary recorded a pre-tax impairment charge of $10 million ($6 million after tax), which is included in "Other Income - net" on the Statement of Income.

(PPL and PPL Energy Supply)

See Note 15 for a discussion of the impairment of PPL Energy Supply's synthetic fuel production facilities recorded in 2006.

International (PPL and PPL Energy Supply)

Sales

In 2002, PPL made a decision to exit its CEMAR investment after a series of impairment losses were recorded. At that time, PPL Global's remaining portion of its CEMAR investment was written-off. In 2004, PPL Global, which is included in the International Segment, sold its interest in CEMAR to two companies controlled by a private equity fund managed by GP Investimentos, a Brazilian private equity firm. The sale resulted in a credit of $23 million as a result of the reversal of the negative carrying value and the associated cumulative translation adjustment, which is included in "Other Income - net" on the Statement of Income.

In 2004, PPL Global completed the sale of its minority interest in shares of CGE for $123 million. The sale resulted in a pre-tax charge of $15 million ($7 million after tax), which is included in operating expenses as "Energy-related businesses" on the Statement of Income. This charge was due to the write-off of the associated cumulative translation adjustment, primarily as a result of the devaluation of the Chilean peso since the original acquisition in 2000.

In 2005, WPD effectively sold an equity investment by transferring all risks and rewards of ownership of the two subsidiaries that held the investment, receiving $9 million. The gain was deferred until WPD's continuing involvement in the subsidiaries ceased. In July 2006, WPD ceased involvement with one subsidiary. As a result, PPL Global recognized a pre-tax gain of $5 million, which is included in "Other Income - net" on the Statement of Income. In December 2006, WPD ceased involvement in the other subsidiary. PPL Global will recognize a pre-tax gain of $5 million in the first quarter of 2007 due to the one-month lag in foreign subsidiary reporting.

In 2006, PPL Global completed the sale of its minority interest in Aguaytia Energy, LLC, a combined generating and natural gas facility in Peru. PPL Global received $15 million from the sale, and recorded a pre-tax gain of $3 million, which is included in "Other Income - net" on the Statement of Income.

Other

In 2006, WPD received legal notification citing one of its real estate investments as an environmentally protected area, thus restricting planned development. An impairment assessment was performed based on a third-party appraisal. As a result, PPL Global recorded an impairment charge of $8 million ($6 million after tax), which is included in "Other Income - net" on the Statement of Income.

In 2000, WPD acquired Hyder. Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation. In March 2006, WPD received $24 million in proceeds as an initial distribution related to the planned ongoing liquidation of the remaining non-electricity delivery businesses. In August 2006, WPD received an additional distribution of $4 million, of which $3 million was credited to income. These distributions are included in "Other Income - net" on the Statement of Income. In December 2006, WPD received a further distribution of $4 million. This distribution will be included in the first quarter 2007 financial results due to the one-month lag in foreign subsidiary reporting. As of December 31, 2006, the Hyder non-electricity delivery businesses are substantially liquidated. WPD continues to operate the Hyder electricity delivery business.

Discontinued Operations (PPL and PPL Energy Supply)

Sale of Interest in Griffith Plant

See Note 10 for a discussion of the sale of PPL Energy Supply's ownership interest in the Griffith plant.

Sale of Sundance Plant

In May 2005, a subsidiary of PPL Energy Supply, which is included in the Supply segment, completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for $190 million in cash. The book value of the plant was $260 million on the sale date.

Following are the components of "Loss from Discontinued Operations" on the Statements of Income related to the sale of the Sundance plant. There were no derivative contracts hedging the Sundance plant at the time of the sale.

	2005	2004

Operating revenues	$4	$19
Operating expenses	10	30
Loss from operations before income taxes	6	11
Interest expense		10
Income tax benefit	(2)	(8)
Loss from operations after income taxes	4	13
Loss on sale (net of tax benefit of $26 million)	47
Loss from discontinued operations (net of income taxes)	$51	$13

See "Guarantees and Other Assurances" in Note 15 for more information on PPL Energy Supply's indemnifications related to the sale.

Sale of Latin American Telecommunications Company

In 2004, PPL Global sold its investment in a Latin American telecommunications company to local management for a nominal amount. The 2004 operating loss of $2 million of the company, as well as the write-down of its net assets, which was an insignificant amount, are included in "Loss from Discontinued Operations" on the Statement of Income.

10.  Sale of Interest in Griffith Plant

(PPL and PPL Energy Supply)

In June 2006, a subsidiary of PPL Energy Supply, which is included in the Supply segment, sold its 50% ownership interest in the 600 MW Griffith power plant located in Kingman, Arizona, for $110 million in cash, adjusted for the $5 million settlement of the steam turbine indemnifications. Proceeds of the sale were used to fund a portion of PPL's capital expenditure requirements. The book value of PPL's interest in the plant was $150 million on the sale date.

Following are the components of "Loss from Discontinued Operations" on the Statements of Income related to the sale of PPL's interest in the Griffith plant.

	2006	2005	2004

Operating revenues	$5	$40	$41
Operating expenses	10	43	36
Loss (income) from operations before income taxes	5	3	(5)
Income tax benefit (expense)	1	1	(2)
Loss (income) from operations after income taxes	4	2	(3)
Loss on sale of interest (net of tax benefit of $16 million)	23
Acceleration of net unrealized gains on derivatives associated with the plant (net of tax expense of $4 million)	(7)
Loss (income) from Discontinued Operations (net of income taxes)	$20	$2	$(3)

See "Guarantees and Other Assurances" in Note 15 for more information on PPL Energy Supply's indemnifications related to the sale.

11.  Leases

Colstrip Generating Plant (PPL and PPL Energy Supply)

At December 31, 2006, PPL continued to participate in a significant sale/leaseback transaction. In July 2000, PPL Montana sold its interest in the Colstrip generating plants to owner lessors who are leasing a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3 back to PPL Montana under four 36-year non-cancelable leases. This transaction is accounted for as an operating lease in accordance with current accounting pronouncements related to sale/leaseback arrangements. These leases provide two renewal options based on the economic useful life of the generation assets. PPL Montana currently amortizes material leasehold improvements over no more than the remaining life of the original leases. PPL Montana is required to pay all expenses associated with the operations of the generation units. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and require PPL Montana to maintain certain financial ratios related to cash flow and net worth. There are no residual value guarantees in these leases. However, upon an event of default or an event of loss, PPL Montana could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment. The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events. The termination value was estimated to be $661 million at December 31, 2006.

Other Leases

(PPL, PPL Energy Supply and PPL Electric)

In September 2006, PPL's subsidiaries terminated the master lease agreements under which they leased equipment, such as vehicles, computers, and office equipment. In addition, PPL and its subsidiaries purchased the equipment from the lessors at a negotiated price. Prior to the buyout, PPL subsidiaries had been directly charged or allocated a portion of the rental expense related to the assets they utilized. In connection with the buyout, ownership of the purchased equipment was reviewed and attributed to the subsidiaries based on usage of the equipment. As a result, "Property, Plant and Equipment" increased on the Balance Sheet by $107 million for PPL, $29 million for PPL Energy Supply and $52 million for PPL Electric.

The following rent expense for all operating leases, including the Colstrip generating plant; equipment under the master lease agreements prior to September 2006; office space; land; buildings; and other equipment, was primarily included in "Other operation and maintenance" on the Statements of Income.

	PPL	PPL Energy Supply	PPL Electric

2006	$56	$37	$11
2005	68	44	23
2004	65	44	21

(PPL and PPL Energy Supply)

Total future minimum rental payments for all operating leases are estimated to be:

2007	$49
2008	50
2009	51
2010	53
2011	51
Thereafter	354
$608

In connection with the acquisition of certain fiber optic network assets in 2003, a subsidiary of PPL Telcom assumed a capital lease obligation through 2020 for the right to use portions of this fiber optic network. The balances outstanding at December 31, 2006 and 2005, were $10 million and $11 million. Total future minimum rental payments for this capital lease are estimated at $1 million for each of the years from 2007 through 2011, and $11 million thereafter.

(PPL Electric)

Due to the termination of the master lease agreements mentioned above, PPL Electric has no substantial future minimum rental payments.

12.  Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

Effective January 1, 2006, PPL and its subsidiaries adopted SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R), using the modified prospective application transition method. The adoption of SFAS 123(R) did not have a significant impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. See Note 23 for further discussion of SFAS 123(R).

Under the PPL Incentive Compensation Plan (ICP) and the Incentive Compensation Plan for Key Employees (ICPKE) (together, the Plans), restricted shares of PPL common stock, restricted stock units and stock options may be granted to officers and other key employees of PPL, PPL Energy Supply, PPL Electric and other affiliated companies. Awards under the Plans are made by the Compensation and Corporate Governance Committee (CCGC) of the PPL Board of Directors, in the case of the ICP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE. The ICP limits the total number of awards that may be granted under it after April 23, 1999, to 15,769,430 awards, or 5% of the total shares of PPL common stock that were outstanding at April 23, 1999. The ICPKE limits the total number of awards that may be granted under it after April 25, 2003, to 16,573,608 awards, or 5% of the total shares of PPL common stock that were outstanding at January 1, 2003, reduced by outstanding awards for which PPL common stock was not yet issued as of April 25, 2003. In addition, each Plan limits the number of shares available for awards in any calendar year to 2% of the outstanding common stock of PPL on the first day of such calendar year. The maximum number of options that can be awarded under each Plan to any single eligible employee in any calendar year is three million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses, is forfeited or the rights of the participant terminate, the shares of PPL common stock underlying such an award are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock and Restricted Stock Units

Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights. Restricted stock awards are granted as a retention award for key executives and have vesting periods as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE, that range from seven to 25 years. In addition, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death of employees. Restricted shares vest fully if control of PPL changes, as defined by the plans.

The Plans allow for the grant of restricted stock units. Restricted stock units are awards based on the fair market value of PPL common stock. Actual PPL common shares will be issued upon completion of a vesting period, generally three years, as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. Recipients of restricted stock units may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited. Restricted stock units are subject to forfeiture or accelerated payout under the Plan provisions for termination, retirement, disability and death of employees. Restricted stock units vest fully if control of PPL changes, as defined by the Plans.

Compensation costs related to stock-based compensation awards for PPL in 2006, 2005 and 2004 were $24 million, $32 million and $12 million (with related income tax benefits of $10 million, $13 million and $5 million).

Compensation costs related to stock-based compensation awards for PPL Energy Supply in 2006, 2005 and 2004 were $17 million, $21 million and $9 million (with related income tax benefits of $7 million, $9 million and $4 million).

Compensation costs related to stock-based compensation awards for PPL Electric in 2006, 2005 and 2004 were $4 million, $7 million and $3 million (with related income tax benefits of $2 million, $3 million and $1 million).

Compensation costs for 2005 included an adjustment to record accelerated recognition of expense for employees at or near retirement age. See Note 1 for additional information.

The income tax benefit realized from stock-based arrangements for the year ended December 31, 2006, was $11 million, with $8 million attributed to stock option exercises.

Restricted stock and restricted stock unit activity for the year ended December 31, 2006 was:

	Restricted Shares	Weighted- Average Grant Date Fair Value
PPL
Nonvested at January 1, 2006	1,557,123	$21.23
Granted	811,100	30.95
Vested	(413,886)	19.43
Forfeited	(98,572)	20.28
Nonvested at December 31, 2006	1,855,765	25.97

PPL Energy Supply
Nonvested at January 1, 2006	671,901	$19.67
Granted	322,650	31.16
Vested	(151,076)	18.37
Forfeited	(45,990)	25.38
Transferred	39,110	27.84
Nonvested at December 31, 2006	836,595	24.22

PPL Electric
Nonvested at January 1, 2006	116,260	$23.09
Granted	64,610	31.73
Vested	(33,340)	17.69
Nonvested at December 31, 2006	147,530	28.12

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the year ended December 31, 2005, was $27.08 for PPL, $27.27 for PPL Energy Supply and $27.11 for PPL Electric.

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the year ended December 31, 2004, was $23.03 for PPL, $23.14 for PPL Energy Supply and $23.13 for PPL Electric.

As of December 31, 2006, unrecognized compensation cost related to nonvested awards was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$12	2.5 years
PPL Energy Supply	6	2.4 years
PPL Electric	1	1.3 years

The total fair value of shares vesting was:

	Year Ended December 31,
	2006	2005	2004

PPL	$13	$10	$5
PPL Energy Supply	5	4	2
PPL Electric	1	1	1
Stock Options

Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. Options outstanding at December 31, 2006, become exercisable over a three-year period from the date of grant in equal installments. The CCGC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant. All options expire no later than ten years from the grant date. The options become exercisable immediately if control of PPL changes, as defined by the Plans.

Stock option activity under the plans for the year ended December 31, 2006, was:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Total Intrinsic Value
PPL
Outstanding at January 1, 2006	5,586,072	$21.81
Granted	1,335,420	30.14
Exercised	(1,473,122)	18.48
Forfeited	(64,540)	30.14
Outstanding at December 31, 2006	5,383,830	24.68	7.0 years	$60
Options exercisable at December 31, 2006	3,166,515	22.42	6.2 years	43
Weighted-average fair value of options granted	$4.86

PPL Energy Supply
Outstanding at January 1, 2006	1,225,502	$21.72
Granted	494,660	30.14
Exercised	(249,860)	18.74
Transferred	194,360	23.93
Outstanding at December 31, 2006	1,664,662	24.93	7.4 years	$19
Options exercisable at December 31, 2006	748,460	20.92	6.0 years	11
Weighted-average fair value of options granted	$4.86

PPL Electric
Outstanding at January 1, 2006	285,372	$22.95
Granted	88,540	30.14
Exercised	(14,876)	27.62
Outstanding at December 31, 2006	359,036	24.53	6.8 years	$4
Options exercisable at December 31, 2006	200,920	21.90	5.5 years	3
Weighted-average fair value of options granted	$4.86

The total intrinsic value of stock options exercised was:

	Year Ended December 31,
	2006	2005	2004

PPL	$15	$18	$10
PPL Energy Supply	3	4	2
PPL Electric		3	1

As of December 31, 2006, unrecognized compensation cost related to stock options was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$2	2.0 years
PPL Energy Supply	2	2.0 years

As of December 31, 2006, unrecognized compensation costs related to stock options were insignificant for PPL Electric.

PPL received cash from stock option exercises for the year ended December 31, 2006, of $21 million.

The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model. The weighted-average assumptions used in the model were:

	2006	2005	2004

Risk-free interest rate	4.06%	4.09%	3.79%
Expected option life	6.25 yrs.	7.00 yrs.	7.47 yrs.
Expected stock volatility	19.86%	18.09%	32.79%
Dividend yield	3.76%	3.88%	3.51%

Based on the above assumptions, the weighted-average grant date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were $4.86, $3.99 and $6.16.

PPL uses historical volatility and exercise behavior to value its stock options using the Black-Scholes option pricing model. Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods. Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.

Directors Stock Units (PPL)

Under the Directors Deferred Compensation Plan, a mandatory amount of the cash retainers of the members of the Board of Directors who are not employees of PPL is deferred into stock units. Such deferred stock units represent shares of PPL's common stock to which the board members are entitled after they cease serving as a member of the Board of Directors. Board members also are entitled to defer any or all of their fees and cash retainers that are not part of the mandatory deferral into stock units. The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock. There were 305,088 such stock units outstanding at December 31, 2006.

Stock Appreciation Rights (PPL and PPL Energy Supply)

WPD uses stock appreciation rights to compensate senior management employees. Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant. These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date fair value. At December 31, 2006, there were 338,502 stock appreciation rights outstanding.

13.  Retirement and Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Pension and Other Postretirement Benefits

PPL and certain of its subsidiaries sponsor various pension and other postretirement benefit plans. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" when accounting for these benefits. In addition, PPL adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006.

SFAS 158 requires a registrant that sponsors a defined benefit plan(s) to: (i) record an asset or liability to recognize the funded status of the plan(s) in its consolidated balance sheet using a measurement date that corresponds with its fiscal year end, and for a registrant's consolidated subsidiary, the date that is used to consolidate the subsidiary, (ii) recognize in other comprehensive income, net of tax, gains and losses and prior service costs and credits, that arise during the period but are not currently recognized as a component of net periodic benefit cost, (iii) amortize gains and losses, prior service costs and credits, and transition assets or obligations recorded in accumulated other comprehensive income to net periodic benefit cost, and (iv) provide additional disclosures of, among other things, items deferred in accumulated other comprehensive income. In accordance with SFAS 158, accounting and related disclosures for 2004 and 2005 were not affected by the adoption of the new standard. The incremental impact of adopting of SFAS 158, resulted in the following increases (decreases) to the Balance Sheet at December 31, 2006.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158

PPL
Current Assets
Deferred income taxes	$155	$7	$162
Other	59	(38)	21
Total Current Assets	3,661	(31)	3,630

Regulatory and Other Noncurrent Assets
Other (a)	870	65	935
Total Regulatory and Other Noncurrent Assets	3,419	65	3,484
Total Assets	19,713	34	19,747

Current Liabilities
Other	497	6	503
Total Current Liabilities	3,342	6	3,348

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,428	(97)	2,331
Accrued pension obligations	270	94	364
Other	396	231	627
Total Deferred Credits and Other Noncurrent Liabilities	3,960	228	4,188
Shareowners' Common Equity
Accumulated other comprehensive loss	(118)	(200)	(318)
Total Shareowners' Common Equity	5,322	(200)	5,122
Total Liabilities and Equity	19,713	34	19,747

PPL Energy Supply
Current Assets
Deferred income taxes	113	4	117
Other	43	(33)	10
Total Current Assets	3,221	(29)	3,192

Other Noncurrent Assets
Other	508	(10)	498
Total Other Noncurrent Assets	1,987	(10)	1,977
Total Assets	14,694	(39)	14,655

Current Liabilities
Other	323	2	325
Total Current Liabilities	2,051	2	2,053
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,448	(85)	1,363
Accrued pension obligations	149	130	279
Other	298	95	393
Total Deferred Credits and Other Noncurrent Liabilities	2,762	140	2,902
Member's Equity	4,715	(181)	4,534
Total Liabilities and Equity	14,694	(39)	14,655

PPL Electric
Regulatory and Other Noncurrent Assets
Other (a)	352	61	413
Total Regulatory and Other Noncurrent Assets	1,377	61	1,438
Total Assets	5,254	61	5,315

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	844	(30)	814
Other	115	91	206
Total Deferred Credits and Other Noncurrent Liabilities	959	61	1,020
Total Liabilities and Equity	5,254	61	5,315

(a)	See Note 1 for details of the regulatory assets recorded for recoverable costs of defined benefit plans in connection with the adoption of SFAS 158.

The majority of PPL's domestic employees are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans. Employees of PPL Montana are eligible for pension benefits under a cash balance pension plan and employees of certain of PPL's mechanical contracting companies are eligible for benefits under multi-employer plans sponsored by various unions. The employees of PPL's U.K. subsidiary, WPD, are eligible for benefits from one pension scheme with benefits based on length of service and final average pay. Retirees of PPL's Latin American subsidiaries may be eligible for coverage under government-sponsored and administered programs.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to directors, executives and other key management employees through unfunded nonqualified retirement plans.

The majority of employees of PPL's domestic subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans. Postretirement benefits under the PPL Retiree Health Plan and PPL Gas Retiree Health Plan are paid from funded VEBA trusts sponsored by the respective companies. Postretirement benefits under the PPL Montana Retiree Health Plan are paid from company assets.

The following disclosures distinguish between domestic and international pension plans.

Net periodic pension and other postretirement benefit costs (credits) were:

	Pension Benefits
	Domestic			International			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
PPL
Service cost	$62	$56	$49	$22	$17	$15	$7	$7	$6
Interest cost	124	114	112	140	150	139	28	26	29
Expected return on plan assets	(164)	(158)	(151)	(197)	(202)	(205)	(20)	(19)	(17)
Amortization of:
Transition (asset) obligation	(4)	(4)	(5)				9	8	9
Prior service cost	15	15	15	5	5	5	5	4	4
Actuarial loss (gain)	3	2	(6)	49	29	6	8	4	6
Net periodic pension and postretirement costs (credits) prior to special termination benefits	36	25	14	19	(1)	(40)	37	30	37
Settlement charge	4
Special termination benefits (a) (b)	3				5
Net periodic pension and postretirement benefit costs (credits)	$43	$25	$14	$19	$4	$(40)	$37	$30	$37
PPL Energy Supply
Service cost	$4	$4	$3	$22	$17	$15	$1
Interest cost	5	4	4	140	150	139	1	$1	$1
Expected return on plan assets	(7)	(6)	(5)	(197)	(202)	(205)
Amortization of:
Prior service cost			1	5	5	5
Actuarial loss (gain)	1	1		49	29	6
Net periodic pension and postretirement costs (credits) prior to special termination benefits	3	3	3	19	(1)	(40)	2	1	1
Special termination benefits (a)					5
Net periodic pension and postretirement benefit costs (credits)	$3	$3	$3	$19	$4	$(40)	$2	$1	$1

(a)
The $5 million cost of special termination benefits for 2005 was related to the WPD approved staff reduction plan as a result of the merger of its two control rooms, metering reorganization and other staff efficiencies. Additional pension costs were recognized due to early retirement and pension enhancement provisions granted to the employees.

(b)
The $3 million cost of special termination benefits for 2006 was related to the PPL Susquehanna approved staff reduction plan. In addition, severance of $2 million was also recorded for a total pre-tax charge of $5 million ($3 million after tax), or $0.01 per share for PPL.

Net periodic pension and other postretirement benefits costs charged (credited) to operating expense, excluding amounts charged to construction and other non-expense accounts were:

	Pension Benefits
	Domestic			International			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

PPL	$37	$21	$12	$17	$4	$(36)	$31	$26	$31
PPL Energy Supply (a)	16	10	6	17	4	(36)	14	11	12
PPL Electric (b)	6	4	1				9	7	9

(a)
In addition to the specific plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus were also allocated $26 million of the costs of pension and other postretirement plans sponsored by PPL Services, included in the total cost above, based on their participation in those plans.

(b)
PPL Electric does not directly sponsor any pension or other postretirement benefit plans. PPL Electric is allocated a portion of the costs of pension and other postretirement plans sponsored by PPL Services, based on its participation in those plans.

The following assumptions were used in the valuation of the benefit obligations at December 31 and determination of net periodic benefit cost for the years ended December 31.

	Pension Benefits
	Domestic			International			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
PPL and PPL Energy Supply
Discount rate
- obligations
PPL	5.94%	5.70%	5.75%	5.17%	4.75%	5.50%	5.88%	5.70%	5.75%
PPL Energy Supply	5.94%	5.70%	5.75%	5.17%	4.75%	5.50%	5.79%	5.55%	5.75%
- cost
PPL	5.70%	5.75%	6.25%	4.75%	5.50%	5.50%	5.70%	5.75%	6.25%
PPL Energy Supply	5.70%	5.75%	6.25%	4.75%	5.50%	5.50%	5.55%	5.75%	6.25%
Rate of compensation increase
- obligations	4.75%	4.75%	4.00%	4.00%	3.75%	3.75%	4.75%	4.75%	4.00%
- cost	4.75%	4.00%	4.00%	3.75%	3.75%	3.75%	4.75%	4.00%	4.00%
Expected return on plan assets
- obligations
PPL (a)	8.50%	8.50%	8.75%	8.09%	8.09%	8.30%	7.75%	8.00%	7.90%
PPL Energy Supply (a)	8.27%	8.22%	8.36%	8.09%	8.09%	8.30%	N/A	N/A	N/A
- cost
PPL (a)	8.50%	8.75%	8.75%	8.09%	8.30%	8.30%	8.00%	7.90%	7.80%
PPL Energy Supply (a)	8.22%	8.36%	8.75%	8.09%	8.30%	8.30%	N/A	N/A	N/A

(a)	The expected return on plan assets for PPL's and PPL Energy Supply's Domestic Pension Plans includes a 25 basis point reduction for management fees.

	Assumed Health Care Cost Trend Rates at December 31,
	2006	2005	2004
PPL and PPL Energy Supply
Health care cost trend rate assumed for next year
- obligations	9.0%	10.0%	10.0%
- cost	10.0%	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.5%	5.5%	5.0%
- cost	5.5%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate
- obligations	2012	2011	2010
- cost	2011	2010	2010

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects in 2006.

	One Percentage Point
	Increase	Decrease
PPL
Effect on service cost and interest cost components	$1	$(1)
Effect on accumulated postretirement benefit obligation	21	(18)
PPL Energy Supply
Effect on service cost and interest cost components
Effect on accumulated postretirement benefit obligation	1	(1)

(PPL)

The funded status of the PPL plans was as follows.

	Pension Benefits
	Domestic		International		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation
Benefit Obligation, January 1	$2,147	$1,969	$2,891	$2,931	$518	$485
Service cost	62	56	22	17	8	7
Interest cost	124	114	140	150	28	26
Participant contributions			7	6	7	7
Plan amendments	46	1		5	38	16
Actuarial (gain) loss	(87)	87	50	233	(32)	11
Special termination benefits	3			5
Actual expenses paid	(1)
Net benefits paid	(83)	(80)	(169)	(165)	(39)	(34)
Settlements	(12)
Federal subsidy					2
Currency conversion			398	(291)
Benefit Obligation, December 31	2,199	2,147	3,339	2,891	530	518

Change in Plan Assets
Plan assets at fair value, January 1	1,905	1,767	2,540	2,483	258	249
Actual return on plan assets	211	191	251	427	25	11
Employer contributions	61	27	102	41	37	25
Participant contributions			7	6	8	7
Actual expenses paid	(1)
Net benefits paid	(83)	(80)	(169)	(165)	(39)	(34)
Settlements	(12)
Currency conversion			363	(252)
Plan assets at fair value, December 31	2,081	1,905	3,094	2,540	289	258

Funded Status
Funded Status at end of year	(118)	(242)	(245)	(351)	(241)	(260)
Unrecognized actuarial (gain) loss		(49)		721		156
Unrecognized prior service cost		139		36		35
Unrecognized transition assets		(18)				61
Currency conversion				(72)
Net amount recognized at end of year	$(118)	$(170)	$(245)	$334	$(241)	$(8)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$7
Current liability	(6)				$(1)
Noncurrent liability	(119)		$(245)		(240)
Prepaid benefit cost		$12		$334		$4
Accrued benefit liability		(182)				(12)
Additional minimum liability		(40)		(545)
Intangible asset		9		33
Accumulated other comprehensive loss (pre-tax)		31		472
Cumulative translation adjustment				40
Net amount recognized at end of year	$(118)	$(170)	$(245)	$334	$(241)	$(8)

Amounts recognized in accumulated other comprehensive (income) loss (pre-tax) consist of:
Transition (asset) obligation	$(8)				$31
Prior service cost	106		$28		34
Net actuarial (gain) loss	(112)		602		72
Foreign currency translation adjustments			(27)
Accumulated other comprehensive (income) loss (pre-tax)	$(14)		$603		$137

Estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are as follows:
Transition (asset) obligation	$(3)				$5
Prior service cost	12		$5		5
Net actuarial loss	2		54		4
Total	$11		$59		$14

Total accumulated benefit obligation for defined benefit pension plans	$1,947	$1,883	$3,177	$2,751

Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows.

	Plans With Projected Benefit Obligations in Excess of Plan Assets				Plans With Accumulated Benefit Obligations in Excess of Plan Assets
	Domestic		International		Domestic		International
	2006	2005	2006	2005	2006	2005	2006	2005

Projected benefit obligation	$2,118	$2,147	$3,339	$2,891	$112	$199	$3,339	$2,891
Accumulated benefit obligation	1,866	1,883	3,177	2,751	95	178	3,177	2,751
Fair value of assets	1,993	1,905	3,094	2,540	46	111	3,094	2,540

Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets had accumulated postretirement benefit obligations and fair value of assets of $531 million and $289 million at December 31, 2006, and $518 million and $258 million at December 31, 2005.

(PPL Energy Supply)

The funded status of the PPL Energy Supply plans was as follows.
	Pension Benefits
	Domestic		International		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation
Benefit Obligation, January 1	$83	$74	$2,891	$2,931	$14	$12
Service cost	4	4	22	17	1
Interest cost	5	4	140	150	1	1
Participant contributions			7	6
Plan amendments				5
Actuarial (gain) loss	(3)	2	50	233	1	1
Special termination benefits				5
Net benefits paid	(2)	(1)	(169)	(165)	(1)
Currency conversion			398	(291)
Benefit Obligation, December 31	87	83	3,339	2,891	16	14

Change in Plan Assets
Plan assets at fair value, January 1	75	61	2,540	2,483
Actual return on plan assets	9	7	251	427
Employer contributions	11	8	102	41
Participant contributions			7	6
Net benefits paid	(2)	(1)	(169)	(165)
Currency conversion			363	(252)
Plan assets at fair value, December 31	93	75	3,094	2,540

Funded Status
Funded Status at end of year	6	(8)	(245)	(351)	(16)	(14)
Unrecognized actuarial loss		14		721		4
Unrecognized prior service cost		3		36		1
Currency conversion				(72)
Net amount recognized at end of year	$6	$9	$(245)	$334	$(16)	$(9)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$7
Current liability					$(1)
Noncurrent liability	(1)		$(245)		(15)
Prepaid benefit cost		$9		$334
Accrued benefit liability						$(9)
Additional minimum liability		(17)		(545)
Intangible asset		3		33
Accumulated other comprehensive income (pre-tax)		14		472
Cumulative translation adjustment				40
Net amount recognized at end of year	$6	$9	$(245)	$334	$(16)	$(9)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Prior service cost	$3		$28
Net actuarial loss	9		602		$5
Foreign currency translation adjustments			(27)
Accumulated other comprehensive loss (pre-tax)	$12		$603		$5

	Pension Benefits
	Domestic		International		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are as follows:
Prior service cost			$5
Net actuarial loss			54
Total			$59

Total accumulated benefit obligation for defined benefit pension plans	$87	$83	$3,177	$2,751

Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows.

	Domestic		International
	2006	2005	2006	2005

Projected benefit obligation	$87	$83	$3,339	$2,891
Accumulated benefit obligation	87	83	3,177	2,751
Fair value of assets	93	75	3,094	2,540

Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets had accumulated postretirement benefit obligations and fair value of assets of $16 million and none at December 31, 2006, and $14 million and none at December 31, 2005.

In addition to the plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are allocated a portion of the liabilities and costs of the pension and other postretirement benefit plans sponsored by PPL Services based on their participation in those plans. PPL Energy Supply's allocated share of these pension liabilities was $35 million and $60 million at December 31, 2006 and 2005. PPL Energy Supply's allocated share of other postretirement benefits was a liability of $90 million at December 31, 2006 and a prepaid asset of $1 million at December 31, 2005.

PPL Energy Supply's subsidiaries engaged in the mechanical contracting business make contributions to various multi-employer pension and health and welfare plans, depending on an employee's status. Contributions of $48 million, $37 million and $28 million were made in 2006, 2005 and 2004. The change in contributions from year to year was primarily the result of the changes in the workforce at the mechanical contracting companies. The contribution rates have also increased from year to year.

(PPL Electric)

Although PPL Electric does not directly sponsor any pension or other postretirement benefit plans, it is allocated a portion of the liabilities and costs of plans sponsored by PPL Services based on participation in those plans. At December 31, 2006 and 2005, the recorded balance of PPL Electric's allocated share of these pension liabilities was $45 million and $77 million. The balance for PPL Electric's allocated share of other postretirement benefits was a liability of $88 million at December 31, 2006, and a prepaid asset of $2 million at December 31, 2005.

(PPL and PPL Electric)

At December 31, 2006, PPL Electric had a regulatory asset of $3 million relating to the initial adoption of SFAS 106, which is being amortized and recovered in rates, with a remaining life of six years.

PPL Electric also maintains a liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining, as required by the Coal Industry Retiree Health Benefit Act of 1992. PPL Electric accounts for this liability under EITF 92-13, "Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992." PPL Electric's net liability was $35 million at December 31, 2005. In the third quarter of 2006, PPL Electric was able to fully offset the net liability, calculated at that time, of $36 million, with excess Black Lung Trust assets as a result of the passage of the Pension Protection Act of 2006. At December 31, 2006, the net liability continues to be fully offset with excess Black Lung Trust assets. See "Pension Protection Act of 2006" within this note for further discussion.

Plan Assets - Domestic Pension Plans (PPL and PPL Energy Supply)

The asset allocation for the PPL Retirement Plan Master Trust and the target allocation, by asset category, are detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation
	2006	2005

Equity securities	74%	74%	70%
Debt securities	21%	21%	25%
Real estate and other	5%	5%	5%
Total	100%	100%	100%

The domestic pension plan assets are managed by outside investment managers and are rebalanced as necessary to maintain the target asset allocation ranges. PPL's investment strategy with respect to the domestic pension assets is to achieve a satisfactory risk-adjusted return on assets that, in combination with PPL's funding policy and tolerance for return volatility, will ensure that sufficient dollars are available to provide benefit payments.

The expected long-term rate of return for PPL's domestic pension plans considers the plans' historical experience, but is primarily based on the plans' mix of assets and expectations for long-term returns of those asset classes.

Plan Assets - Domestic Other Postretirement Benefit Plans (PPL)

The asset allocation for the PPL other postretirement benefit plans by asset category is detailed below.

Asset Category	Percentage of plan assets at December 31,
	2006	2005
Equity securities	56%	62%
Debt securities	44%	38%
Total	100%	100%

PPL's investment strategy with respect to its other postretirement benefit obligations is to fund the VEBA trusts with voluntary contributions and to invest in a tax efficient manner utilizing a prudent mix of assets. Based on the current VEBA and postretirement plan structure, a targeted asset allocation range of 50% to 60% equity and 40% to 50% debt is maintained.

The expected long-term rate of return for PPL's other postretirement benefit plans is based on the VEBA trusts' mix of assets and expectations for long-term returns of those asset classes considering that a portion of those assets are taxable.

Plan Assets - International Pension Plans (PPL and PPL Energy Supply)

WPD operates three defined benefit plans, the WPD Group segment of the Electricity Supply Pension Scheme (ESPS), the Western Power Utilities Pension Scheme and the Infralec 1992 Scheme. The assets of all three schemes are held separately from those of WPD in trustee-administered funds.

PPL's international pension plan asset allocation and target allocation is detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation
	2006	2005

Equity securities	74%	76%	75%
Debt securities	22%	21%	23%
Real estate and other	4%	3%	2%
Total	100%	100%	100%

In consultation with its investment advisor and with WPD, the group trustees of the WPD Group of the ESPS have drawn up a Statement of Investment Principles to comply with the requirements of U.K. legislation.

The group trustees' primary investment objective is to maximize investment returns within the constraint of avoiding excessive volatility in the funding position.

The expected rate of return for PPL and its subsidiaries' international pension plans considers that a portfolio largely invested in equities would be expected to achieve an average rate of return in excess of a portfolio largely invested in long-term bonds. The historical experience has been an excess return of 2% to 4% per annum on average over the return on long-term bonds.

Expected Cash Flows - Domestic Pension and Other Postretirement Benefit Plans

(PPL)

There are no contributions required for PPL's primary domestic pension plan or any of PPL's other domestic subsidiary pension plans. However, PPL's domestic subsidiaries expect to contribute approximately $27 million to their pension plans in 2007 to ensure future compliance with minimum funding requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $6 million of benefit payments under these plans in 2007.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $38 million to its other postretirement benefit plans in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid and the following federal subsidy payments are expected to be received by the separate plan trusts.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy

2007	$91	$41	$1
2008	95	42	1
2009	101	47	1
2010	109	52	1
2011	118	57	1
2012 - 2016	742	355	4

(PPL Energy Supply)

There are no contributions expected or required for the PPL Montana pension plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

	Pension	Other Postretirement

2007	$2	$1
2008	2	1
2009	3	1
2010	4	2
2011	4	2
2012 - 2016	31	12

Expected Cash Flows - International Pension Plans (PPL and PPL Energy Supply)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Future contributions were evaluated in accordance with the latest valuation performed as of March 31, 2004, in respect of WPD's principal pension scheme, the ESPS, to determine contribution requirements for 2005 and forward. WPD expects to make contributions of approximately $1 million in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

Pension

2007	$184
2008	189
2009	194
2010	199
2011	204
2012 - 2015	1,110

Savings Plans (PPL, PPL Energy Supply and PPL Electric)

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s). Contributions to the plans charged to operating expense approximated the following.

	2006	2005	2004

PPL	$14	$13	$13
PPL Energy Supply	8	7	7
PPL Electric	3	3	3

Employee Stock Ownership Plan (PPL, PPL Energy Supply and PPL Electric)

PPL sponsors a non-leveraged ESOP in which substantially all domestic employees, excluding those of PPL Montana, PPL Gas Utilities and the mechanical contractors, are enrolled on the first day of the month following eligible employee status. Dividends paid on ESOP shares are treated as ordinary dividends by PPL. Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

The dividend-based contribution is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes. Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

Amounts charged as compensation expense for ESOP contributions were $7 million, $6 million and $5 million for 2006, 2005 and 2004. These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

ESOP shares outstanding at December 31, 2006, were 8,342,459 or 2% of total common shares outstanding, and are included in all EPS calculations.

Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Certain PPL subsidiaries provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. PPL follows the guidance of SFAS 112, "Employers' Accounting for Postemployment Benefits," when accounting for these benefits. Postemployment benefits charged to operating expenses were not significant for 2006. Postemployment benefits charged to operating expense for 2005 were $8 million for PPL, $4 million for PPL Energy Supply and $2 million for PPL Electric, primarily due to an updated valuation for Long-Term Disability benefits completed in 2005. Postemployment benefits were not significant in 2004.

(PPL and PPL Energy Supply)

Certain of PPL Global subsidiaries, including Emel, DelSur, Elfec and Integra, provide limited non-pension benefits to all current employees. All active employees are entitled to benefits in the event of termination or retirement in accordance with government-sponsored programs. These plans generally obligate a company to pay one month's salary per year of service to employees in the event of involuntary termination. Under certain plans, employees with five or more years of service are entitled to this payment in the event of voluntary or involuntary termination.

The liabilities for these plans are accounted for under the guidance of EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan," using what is commonly referred to as the "shut down" method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. The combined liabilities for these plans at December 31, 2006 and 2005, were $11 million and $10 million, and are recorded in "Deferred Credits and Noncurrent Liabilities - Other" on the Balance Sheets.

Pension Protection Act of 2006

(PPL, PPL Energy Supply and PPL Electric)

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was signed by President Bush. The Act's changes, which will become effective in 2008, cover current pension plan legislation and funding rules for defined benefit pension plans. Based on the current funded status of PPL's defined benefit pension plans, the Act is not expected to have a significant impact on the future funding of these plans or have a significant financial impact on PPL, PPL Energy Supply or PPL Electric in regard to these plans.

(PPL and PPL Electric)

The Act does contain a provision that provides for excess assets held exclusively in Black Lung Trust funds to be used to pay for health benefits other than black lung disease for retired coal miners. Prior to recognition of this provision of the Act, PPL Electric had a net liability of $36 million for the medical costs of retirees of a PPL subsidiary represented by the United Mine Workers of America (UMWA). This subsidiary had a Black Lung Trust that was significantly overfunded. As a result of the Act and the ability to use the excess Black Lung Trust assets to make future benefit payments for the UMWA retiree medical costs, PPL Electric was able to fully offset the UMWA retiree medical liability on its Balance Sheet and record a one-time credit to PPL's and PPL Electric's "Other operation and maintenance" expense of $21 million (net of tax expense of $15 million).

14.  Jointly-Owned Facilities

(PPL and PPL Energy Supply)

At December 31, 2006 and 2005, subsidiaries of PPL and PPL Energy Supply owned interests in the facilities listed below. The Balance Sheets of PPL and PPL Energy Supply include the amounts noted in the following table.

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress
December 31, 2006
PPL Generation
Generating Stations
Susquehanna	90.00%	$4,332		$3,449	$99
Conemaugh	16.25%	198		87	1
Keystone	12.34%	100		54	7
Wyman Unit 4	8.33%	15		6
Merrill Creek Reservoir	8.37%		$22	14
December 31, 2005
PPL Generation
Generating Stations
Susquehanna	90.00%	4,308		3,447	57
Griffith (a)	50.00%	151
Conemaugh	16.25%	199		83	3
Keystone	12.34%	100		54	3
Wyman Unit 4	8.33%	15		5
Merrill Creek Reservoir	8.37%		22	14

(a)
A PPL subsidiary had a 50% interest in a partnership that owned the Griffith gas-fired generating station. The partnership arrangement was essentially a cost-sharing arrangement, in that each of the partners had rights to one-half of the plant capacity and energy, and an obligation to cover one-half of the operating costs of the station. Accordingly, the equity investment was classified as "Electric Plant in Service - Generation" on the Balance Sheet. During 2006, PPL sold its 50% ownership interest in the Griffith plant. See Note 10 for further discussion.

Each PPL Generation subsidiary provided its own funding for its share of the facility. Each receives a portion of the total output of the generating stations equal to its percentage ownership. The share of fuel and other operating costs associated with the stations is included in the corresponding operating expenses on the Statements of Income.

In addition to the interests mentioned above, PPL Montana is the operator of the jointly-owned, coal-fired generating units comprising the Colstrip steam generation facility. At December 31, 2006 and 2005, PPL Montana had a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases. See Note 11 for additional information.

PPL Montana's share of direct expenses associated with the operation and maintenance of these facilities is included in the corresponding operating expenses on the Statements of Income. Each joint-owner in these facilities provides its own financing. As operator of all Colstrip Units, PPL Montana invoices each joint-owner for its respective portion of the direct expenses. The amount due from joint-owners was $7 million at both December 31, 2006 and 2005.

At December 31, 2006, NorthWestern owned a 30% leasehold interest in Colstrip Unit 4. PPL Montana and NorthWestern have a sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs.

15.  Commitments and Contingent Liabilities

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments (PPL, PPL Energy Supply and PPL Electric)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities. These include contracts to purchase coal, emission allowances, natural gas, oil and nuclear fuel. These contracts extend for terms through 2019. PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas. These contracts extend through 2014 and 2032. Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend for terms through 2010, excluding the windfarm and Longview Power, LLC agreements discussed below.

PPL and PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities when they begin commercial operation. These contracts extend for terms through 2026.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at December 31, 2006. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date. The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statements of Income. The unamortized balance of the liability related to the agreement at December 31, 2006, was $42 million, of which $34 million is included in "Deferred Credits and Other Noncurrent Liabilities - Other" and $8 million is included in "Current Liabilities - Other" on the Balance Sheets.

In 1998, PPL Electric recorded a loss accrual for above-market contracts with NUGs of $879 million, due to the deregulation of its generation business. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statements of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At December 31, 2006, the remaining liability associated with the above-market NUG contracts was $136 million.

In 2006, PPL entered into a long-term coal purchase agreement with CONSOL Energy Inc. The contract will provide more than one-third of PPL's and PPL Energy Supply's projected coal needs for the Pennsylvania power plants from 2008 through 2018.

In January 2007, PPL EnergyPlus entered into a fixed price contract with Longview Power, LLC, to financially purchase 300 MW of energy and capacity from a new coal-fired generating facility to be built in West Virginia. The power purchase agreement begins in January 2012 and expires in December 2016, with an option to extend at a fixed price through December 2017.

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

In July 2002, PPL Montana began to sell to NorthWestern an aggregate of 450 MW of energy. Under two five-year agreements with terms through June 30, 2007, PPL Montana is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern. In July 2006, PPL Montana entered into a new seven-year power purchase and sale agreement with NorthWestern pursuant to which PPL Montana will provide the following wholesale electricity supply to NorthWestern:

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

As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded 34-month fixed-price BGS contracts for a fixed percentage of customer load (an aggregate of 1,000 MW) for Atlantic City Electric Company (ACE), Jersey Central Power & Light Company (JCPL) and Public Service Electric & Gas Company (PSEG). These contracts commenced in August 2003. In the first quarter of 2005, PPL EnergyPlus was awarded a portion of the Commercial Industrial Energy Pricing tranche, which amounts to 85 MW after expected shopping. These 12-month contracts ended in June 2006. In February 2006, PPL EnergyPlus was awarded 36-month fixed-price BGS contracts for fixed percentages of customer load (an aggregate of 600 MW) for ACE, JCPL and PSEG. These contracts commenced in June 2006. Additionally, in February 2007, PPL EnergyPlus was a successful bidder for fixed-priced BGS contracts for a percentage of customer load in New Jersey for those retail customers who have not shopped for competitive electricity.

In December 2005 and January 2006, PPL EnergyPlus entered into agreements with Delmarva Power and Light Company to provide a portion of its full requirements service from May 2006 through May 2008. Additionally, in November 2006, PPL EnergyPlus entered into an agreement with Delmarva Power and Light Company to provide a portion of its full requirements service from June 2007 through May 2010.

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

In September 2006, PPL EnergyPlus entered into agreements with Metropolitan Edison Company and Pennsylvania Electric Company to provide a portion of their full requirements service from December 2006 through December 2008. During peak hours, PPL EnergyPlus' obligation to supply the load may have reached 250 MW; however, these agreements were subsequently cancelled by mutual agreement in February 2007.

In December 2006, PPL EnergyPlus entered into an agreement with Western Massachusetts Electric Company to provide a portion of their full requirements service. This agreement commences in January 2007 and expires in December 2007. During peak hours, PPL EnergyPlus' obligation to supply the load may reach 160 MW.

Additionally, in December 2006, PPL EnergyPlus entered into an agreement with The United Illuminating Company to provide a portion of their full requirements service. This agreement commences in January 2008 and expires in December 2008. During peak hours, PPL EnergyPlus' obligation to supply the load may reach 300 MW.

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

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend $18 million between 2007 and 2015, at which point the tribes have the option through 2025 to purchase, hold and operate the project.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility for matching funds from relevant federal agencies. Under this arrangement, PPL Montana has a remaining commitment to spend $34 million between 2007 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999, and thus that sale "was null and void ab initio." Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust. This lawsuit has been pending in the U.S. District Court of Montana, Butte Division, and the judge has placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding. PPL and PPL Energy Supply cannot predict the outcome of this matter.

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

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. At December 31, 2006, PPL has fully reserved for underrecoveries of payments for these sales.

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

In April 2005, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserts PJM erroneously billed to it at the Elroy substation. The FERC set for additional proceedings before a judge the determination of the amount of the overcharge to PECO and which PJM market participants were undercharged and therefore are responsible for reimbursement to PECO.

PPL Electric recognized an after-tax charge of $27 million (or $0.07 per share for PPL) in the first quarter of 2005 for a loss contingency related to this matter. The pre-tax accrual was $47 million, with $39 million included in "Energy purchases" on the Statement of Income, and $8 million in "Interest Expense."

In September 2005, PPL Electric and Exelon Corporation filed a proposed settlement agreement regarding this matter with the FERC. In March 2006, the FERC rejected the settlement agreement indicating that the agreement involves material issues of fact that it cannot decide without further information, and ordered the matter to be set for hearing.

Subsequently, in March 2006, PPL Electric and Exelon filed with the FERC a new proposed settlement agreement under which PPL Electric would have paid approximately $41 million over a five-year period to PJM through a new transmission charge. Pursuant to this proposed agreement, PJM would have forwarded the amounts collected under this new charge to PECO.

In November 2006, the FERC entered an order accepting the parties' March 2006 proposed settlement agreement, upon the condition that PPL Electric agree to certain modifications. The FERC's acceptance was conditioned upon reimbursement to PECO through a single credit to PECO's monthly PJM bill and a corresponding charge on PPL Electric's monthly PJM bill, rather than through a PJM Tariff transmission charge applicable only to PPL Electric. The FERC ordered PPL Electric to advise the FERC within 30 days as to whether it would accept or reject the proposed modifications.

In December 2006, PPL Electric and Exelon filed with the FERC, pursuant to the November 2006 order, a modified offer of settlement ("Compliance Filing"). Under the Compliance Filing, which must be approved by the FERC, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill. Through December 31, 2006, the estimated interest on this payment would be $4 million, for a total PPL Electric payment of $42 million.

Based on the terms of the Compliance Filing and the effective date and provisions of power supply agreements between PPL Electric and PPL EnergyPlus, PPL has determined that PPL Electric is responsible for the claims prior to July 1, 2000 (totaling $12 million), and that PPL EnergyPlus is responsible for the claims subsequent to that date (totaling $30 million).

Based on the Compliance Filing, PPL and PPL Electric reduced the recorded loss accrual by $5 million (or $0.01 per share for PPL) at December 31, 2006. PPL Electric also recorded a receivable from PPL EnergyPlus of $30 million at December 31, 2006, for the portion of the claims allocated to PPL EnergyPlus. As a result of the reduction of the loss accrual and the allocation to PPL EnergyPlus, PPL Electric recorded credits to expense of $35 million on the Statement of Income, including $28 million of "Energy purchases" and $7 million of "Interest Expense."

PPL Energy Supply recorded a loss accrual of $30 million at December 31, 2006, for its share of the claims, and recorded a corresponding payable to PPL Electric. PPL EnergyPlus recorded $27 million of "Energy purchases" and $3 million of "Interest Expense" on the Statement of Income.

PPL, PPL Electric and PPL Energy Supply cannot be certain if or when the FERC will approve the Compliance Filing. Management will continue to assess the loss accrual for this contingency in future periods.

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

In May 2006, the FERC issued an order rejecting the claims of the various parties in the proceeding regarding PPL's Western market-based rate filing and granting PPL Montana market-based rate authority in NorthWestern's control area. There are two outstanding requests for rehearing of the FERC's order, and the FERC has issued a routine order allowing more time to consider these rehearing requests. While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of these proceedings.

Currently, if a seller is granted market-based rate authority by the FERC, it may enter into power contracts during the time period for which such authority has been granted. If the FERC determines that the market is not workably competitive or the seller possesses market power or is not charging just and reasonable rates, the FERC institutes prospective action. Any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order any changes. Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority. These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC to review in advance most, if not all, power contracts. The FERC has not yet taken action in response to these recent court decisions, and the decisions have been or are expected to be appealed to the U.S. Supreme Court. At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

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

In September 2006, PPL and certain of the parties filed a written settlement with the FERC. The settlement is unopposed. If approved by the FERC, the settlement would resolve all issues in the pending proceeding, including payments to PPL for the past period and going forward. Under the terms of the settlement, PPL would receive a total of $44 million in settlement of amounts due under the RMR agreement for the period February 1, 2003 through May 31, 2006. This amount (plus interest) would be paid to PPL in approximately equal monthly installments over a two-year period. In addition, PPL would enter into a revised RMR Agreement effective as of June 1, 2006, under which it would be entitled to receive $2 million per month for its recovery of fixed costs while the agreement remains in effect. PPL has deferred $11 million of payments related to the pending RMR settlement as of December 31, 2006. In October 2006, the administrative law judge assigned to this matter certified the settlement to the FERC for its consideration as an uncontested settlement.

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

Montana Public Service Commissioner's Litigation (PPL and PPL Energy Supply)

In May 2006, one of the commissioners of the Montana PSC commenced an action in Montana First Judicial District Court against PPL Montana and the Montana PSC seeking to cause the Montana PSC to reverse its 1999 order consenting to EWG status for PPL Montana's power plants. In 1999, the FERC had granted the plants EWG status and the authority to sell electricity produced at market-based rates, and the Montana PSC consented to this status for PPL Montana's plants under a provision of federal law. In September 2006, the Court granted PPL Montana's and the Montana PSC's motions to dismiss this action. The plaintiff has appealed the dismissal of the lawsuit to the Montana Supreme Court. PPL and PPL Energy Supply continue to believe that this lawsuit is groundless and beyond the statute of limitations period, but cannot predict the outcome of this matter.

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility located in Kentucky. PPL receives tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities. Section 29/45K tax credits are currently scheduled to expire at the end of 2007.

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

PPL cannot predict with any certainty the final DFPP reference price for crude oil for 2006 or 2007 or the phase-out range for either year. Accounting for inflation, PPL currently estimates the phase-out range for 2006 to begin at about $54 per barrel (DFPP) and the tax credits to be totally eliminated at about $68 per barrel (DFPP). Accounting for inflation, PPL currently estimates the phase-out range for 2007 to begin at about $56 per barrel (DFPP) and the tax credits to be totally eliminated at about $70 per barrel (DFPP). PPL expects a phase-out of approximately 35% of the gross tax credits produced in 2006, based on its estimate of the DFPP reference price and the phase-out range applicable for 2006. If the price of crude oil increases above current price levels in 2007, PPL's synthetic fuel tax credits for 2007 could be significantly reduced or eliminated.

Since PPL began the synthetic fuel operations, the synthetic fuel produced at the Somerset and Tyrone facilities has resulted in an aggregate recognition of an estimated $291 million and $94 million of tax credits as of December 31, 2006, including estimated amounts for 2006. As of December 31, 2006, PPL is estimating the 2006 phase-out to be 35%, resulting in the recognition of $23 million of tax credits for Somerset and $32 million of tax credits for Tyrone for the year ending December 31, 2006. An estimated $12 million of the gross tax credits for Somerset and $18 million for Tyrone are not expected to be recognized for the year ending December 31, 2006, due to the phase-out range and estimated DFPP reference price.

In 2005, PPL entered into economic hedge transactions that serve to mitigate some of the earnings and cash flow impact of increases in DFPP crude oil prices for 2006 and 2007. In 2006, PPL entered into additional economic hedge transactions for this purpose. The mark-to-market value of these hedges is reflected in "Energy-related businesses" revenues on the Statements of Income. PPL has entered into additional economic hedge transactions for 2007 that are expected to mitigate PPL's tax credit phase-out risk due to an increase of the DFPP reference price in 2007. Such hedge transactions are not intended to mitigate any ongoing operational or production risks associated with the Tyrone and Somerset facilities.

Based on forecasted oil prices and other considerations, in early April 2006, PPL temporarily suspended operations at its Somerset facility. In August 2006, operations resumed at the Somerset facility. The Tyrone facility operated throughout 2006.

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

PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants. In 2005 and 2006, PPL's purchases from these third parties resulted in fuel cost savings of $24 million and $18 million. PPL estimates that, unless these third parties discontinue their synthetic fuel operations and sales to PPL due to the impact of projected DFPP oil prices, its purchases from these parties will result in fuel cost savings in 2007 of $24 million assuming full production throughout the year.

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
•
The FERC has appointed the North American Electric Reliability Council as the electric reliability organization to establish and enforce mandatory reliability standards ("Reliability Standards") regarding the bulk power system, and the FERC will oversee this process and independently enforce the Reliability Standards, as further described below.

•
The FERC will establish incentives for transmission companies, such as performance-based rates, recovery of the costs to comply with reliability rules and accelerated depreciation for investments in transmission infrastructure.

•	The Price-Anderson Amendments Act of 1988, which provides the framework for nuclear liability protection, was extended to 2025.
•	Federal support will be available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations, some of which have not been finalized, by the FERC, the DOE and other federal agencies. PPL cannot predict when all of these proceedings and regulations will be finalized.

Upon implementation, the Reliability Standards will have the force and effect of law, and will apply to all users of the bulk power electricity system, including electric utility companies, generators and marketers. The FERC has indicated that it intends to vigorously enforce the Reliability Standards using, among other means, civil penalty authority. At this time, PPL cannot predict the impact that compliance with the Reliability Standards will have on PPL, including its capital and operating expenditures, but such compliance costs could be significant.

PPL also cannot predict with certainty the impact of the other provisions of the 2005 Energy Act and any related regulations on PPL and its subsidiaries.

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

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards, particulate matter standards and toxic air emissions and visibility in the U.S. Amendments to the Clean Air Act requiring additional emission reductions are likely to continue to be brought up for consideration in the U.S. Congress. The Clean Air Act allows states to develop more stringent regulations and in some instances, as further discussed below, Pennsylvania and Montana have chosen to do so.

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in emissions of nitrogen oxides to a year-round program starting in 2009. The CAIR requires further reductions, starting in 2015, in sulfur dioxide and nitrogen oxides of 30% and 20%, respectively, from 2010 levels. The CAIR allows these reductions to be achieved through cap-and-trade programs. Pennsylvania has not challenged the CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict. In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise the CAIR to require deeper reductions in sulfur dioxide and mercury emissions, and the Ozone Transport Commission (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide and nitrogen oxides that are more stringent than those under CAIR. The Pennsylvania DEP, which represents Pennsylvania on the Ozone Transport Commission, has indicated its support for developing regulations for reductions in sulfur dioxide and nitrogen oxides that are more stringent than those under CAIR.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, including CAIR, PPL is installing sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3, and a scrubber at Brunner Island Units 1 and 2. The scrubbers for both Montour units and Unit 3 at Brunner Island are expected to be in-service during 2008 and the scrubber for Units 1 and 2 at Brunner Island is expected to be in-service during 2009. Based on expected levels of generation and projected emission allowance prices, PPL has determined that it is more economic to install these scrubbers than to purchase significant additional emission allowances to make up the emission allowance shortfalls that would otherwise occur. In order to meet the year-round reductions in nitrogen oxides under CAIR, PPL's current plan is to operate the SCRs at Montour Units 1 and 2 year-round, optimize emission reductions from the existing combustion controls and purchase any needed emission allowances. PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate, nitrogen oxides and mercury emissions reduction) through 2011 reflects a total cost of approximately $1.5 billion. PPL expects a 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

Also citing its authority under the Clean Air Act, the EPA has finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants. These regulations establish a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent caps to begin in January 2018. Under CAMR, each state is allocated a mercury emissions cap and is required to develop state implementing regulations that can follow the federal requirements or be more restrictive. Several states, including Pennsylvania, have challenged CAMR in the U.S. Court of Appeals for the District of Columbia Circuit as not being sufficiently strict. PPL cannot predict the outcome and impact of that challenge.

Pennsylvania is proceeding with adoption of its own, more stringent mercury rules. Pennsylvania's rules will require that mercury controls be installed on each coal-fired generating unit; that the EPA's CAMR caps be met at each unit without the benefit of an emissions trading program; and that the second phase of CAMR be accelerated to begin in 2015.

PPL expects that it can achieve the 2010 requirements under Pennsylvania's more stringent mercury rules with only the addition of chemical injection systems. This expectation is based on the co-benefits of mercury removal from the scrubbers expected to be in place at its Pennsylvania plants as of 2010, and the SCRs already in place at Montour. PPL currently estimates that the capital cost of such chemical injection systems at its Pennsylvania plants will be approximately $20 million.

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

Montana also has finalized its own more stringent rules that would require every coal-fired generating plant in the state to achieve by 2010 reduction levels more stringent than CAMR's 2018 cap. Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required. Based on current analysis and industry estimates, PPL estimates that its capital cost to achieve compliance at its Montana units would be approximately $140 million.

PPL expects both Pennsylvania's and Montana's mercury rules to be challenged in court. If those rules are overturned and PPL is instead required to comply with CAMR, PPL expects that it could achieve the 2010 requirements under CAMR in both Pennsylvania and Montana with only the addition of chemical injection systems and allowance purchases. In addition to the capital cost for the chemical injection systems in Pennsylvania noted above, PPL estimates that its share of the capital cost for such systems in Montana would be approximately $5 million. With respect to the 2018 requirements under CAMR, PPL currently expects that it would be able to comply in Pennsylvania by installing adsorption/absorption technology with fabric filters on half of its generating capacity at a capital cost of approximately $265 million. In Montana, PPL currently expects that it could achieve the 2018 CAMR requirements with enhanced chemical injection at modest cost.

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units. In 2007, PPL must submit to the Pennsylvania DEP and to the Montana DEQ its analyses of the visibility impacts of plants covered by the BART rule in each state. In Pennsylvania, this would include Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2. In Montana, this would include Colstrip Units 1 and 2 and Corette.

The EPA has stated that the BART rule will not require states to make reductions in sulfur dioxide or nitrogen oxides beyond those required by CAIR, although states can establish more stringent rules. At this time, PPL cannot predict whether the Pennsylvania DEP will require additional reductions beyond the requirements established through CAIR. If the Pennsylvania DEP establishes regulations to require additional reductions, the additional costs to comply with such regulations, which are not now determinable, could be significant. In states like Montana that are not within the CAIR region, the need for and cost of additional controls as a result of this new rule are not now determinable, but could be significant.

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

The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to PPL's Lower Mt. Bethel generating plant. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which PPL will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two 150 MW coal-fired generating units in September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant. Similar issues also are being raised by the Pennsylvania DEP. PPL is currently negotiating the matter with the Pennsylvania DEP. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns upon the occurrence of certain triggering events. The EPA asserted that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded. PPL has been engaged in settlement negotiations on these matters with the EPA and the Northern Cheyenne Tribe. In late 2006, PPL and the other Colstrip owners as well as the Northern Cheyenne Tribe executed a settlement agreement that is now awaiting signature by the EPA. Following execution by all parties, the agreement is expected to be entered by the court and the EPA's action would then be discontinued. The agreement calls for installation of low nitrogen oxides emissions equipment on Colstrip Units 3 and 4, payment of a non-material penalty and financing of an energy efficient project. PPL Montana's cost of this settlement is anticipated to be approximately $4 million.

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxides and mercury noted above, there is a growing concern nationally and internationally about carbon dioxide emissions. In June 2005, the U.S. Senate adopted a resolution declaring that mandatory reductions in carbon dioxide are needed. Various legislative proposals are being considered in Congress, and several states already have passed legislation capping carbon dioxide emissions. The Bush administration is promoting a voluntary carbon dioxide reduction program, called the Climate VISION program. In support of this program, the electric power industry has committed to reducing its greenhouse gas emission intensity levels (measured as tons of carbon dioxide equivalent against electric power production in MWh) by 3% to 5% by the 2010 to 2012 period. Separate from the national initiatives, in December 2005, seven northeastern states signed an MOU establishing a cap and trade program commencing in January 2009 for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity. The MOU also provides for a 10% reduction in carbon dioxide emissions from the base levels by the end of 2018. In August 2006, a Model Rule was developed by these seven states that will form the basis for participants to adopt individual state laws and regulations for program implementation. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.

Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases. However, the governor of each state has declared support for state action on these issues. PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions. If Pennsylvania or Montana develops legislation or regulations imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to PPL of such reductions could be significant.

Water/Waste (PPL and PPL Energy Supply)

In August 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the two 150 MW coal-fired generating units at the plant. This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River. The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure. PPL has conducted extensive clean-up and is continuing to work with the Pennsylvania DEP and other appropriate agencies and consultants to assess whether the leak caused any environmental damage. PPL shut down the two units in September 2005 and placed the units back in service in December 2005 after completing the repairs and upgrades to the basin and obtaining the Pennsylvania DEP's approval.

The Pennsylvania DEP filed a complaint in Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief. The Delaware Riverside Conservancy and several citizens have been granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action. PPL and the Pennsylvania DEP have reached a tentative settlement for the alleged violations. The proposed settlement requires PPL to pay $1.5 million in penalties and reimbursement of the DEP's costs, and requires PPL to undertake further studies of possible natural resource damages which PPL has been doing in conjunction with a group of natural resource trustees, along with the Delaware River Basin Commission. PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs and/or any damages they determine were caused by the leak. PPL has proposed a study plan under which the assessment will be completed and reported to the agencies by mid-2007. However, the agencies may require additional studies.

In March 2006, several citizens (including some that have intervened in the Pennsylvania DEP's lawsuit) and two businesses filed a lawsuit in the Superior Court of New Jersey, Warren County, alleging that the fly ash leak caused damage to property along a 40-mile stretch of the Delaware River and asserting that the named plaintiffs are representative of a class of citizens and businesses along the 40-mile stretch of the Delaware River. PPL has exercised its right to move this lawsuit to federal court in New Jersey.

PPL Energy Supply recognized a $33 million pre-tax charge in the third quarter of 2005 and an additional $15 million pre-tax charge in the fourth quarter of 2005 (or a total of $31 million after tax, or $0.08 per share for PPL) in connection with the then-expected on-site and off-site costs relating to the Martins Creek leak remediation. Based on its ongoing assessment of the expected remediation costs, in 2006, PPL Energy Supply reduced the estimate in connection with the current expected costs of the leak by $11 million, of which $10 million related to off-site costs and the remainder to on-site costs. At December 31, 2006, management's best estimate of the probable loss associated with the Martins Creek ash basin leak was $37 million, of which $31 million relates to off-site costs, and the balance to on-site costs. At December 31, 2006, the remaining contingency for this remediation was $9 million. PPL and PPL Energy Supply cannot be certain of the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of the lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities. PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages. PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions. PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants, as part of the process to renew the residual waste permits for these basins that expire within the next two years. PPL has a remaining contingency of $1 million to assess and/or abate seepage from certain facilities and has $5 million budgeted in the 2007 capital budget to upgrade and/or replace certain waste water facilities in response to the seepage and other facility changes. The potential cost to address other seepages or to replace existing wastewater basins at PPL's Pennsylvania plants is not now determinable, but could be significant.

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

The settlement with the Pennsylvania DEP regarding the Brunner Island discharge has been incorporated into a new National Pollutant Discharge Elimination System permit for the plant. PPL has filed an appeal to the permit on issues other than the settlement. PPL and the DEP have reached a tentative settlement of this appeal. The costs of the settlement are not material.

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant. These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the litigation. Beyond the original estimated reserve of $1 million recorded by PPL Montana in 2004 (of which only an insignificant amount remains at December 31, 2006) for a proposed settlement of the property damage claims raised in the litigation, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

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
The EPA finalized requirements in 2004 for new or modified cooling water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another rule that was finalized in 2004 addresses existing structures. Six northeastern states challenged the new rules for existing structures as being inadequate. In January 2007, the U.S. Court of Appeals for the Second Circuit remanded to the EPA all of the main requirements of the rule for further analysis and rulemaking. Depending on what changes the EPA makes to the rule in accordance with this decision, and/or what actions the states may take on their own, the impacts of the actions could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

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

In 1995, PPL Electric and PPL Generation and, in 1996, PPL Gas Utilities entered into consent orders with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric, PPL Generation or PPL Gas Utilities may be liable for remediation. These agreements have now been combined into a single agreement for the companies. The Consent Order and Agreement (COA) includes potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination that may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. This also includes former coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators at PPL Gas Utilities' sites.

As of December 31, 2006, PPL Electric and PPL Gas Utilities have 118 sites to address under the new combined COA, and currently no PPL Generation sites are included on the COA site list. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the COA on a case-by-case basis.

At December 31, 2006, PPL Electric and PPL Gas Utilities had accrued $2 million and $5 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by the COA noted above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

There continues to be an issue with natural gas observed in several drinking water wells in and around Tioga County, Pennsylvania, that the Pennsylvania DEP has been working to address. The Pennsylvania DEP has raised concerns that potential leakage of natural gas from the Tioga gas storage field partially owned by PPL Gas Utilities could be contributing to this issue. PPL Gas Utilities continues to work with the Pennsylvania DEP and to discuss the matter with the co-owner and operator of the field. The costs to resolve this issue are not now determinable, but could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping mine water at two mine sites, and treating water at one of these sites. Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site. At December 31, 2006, PPL Energy Supply had accrued a discounted liability of $29 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site. PPL Energy Supply discounted this liability at a rate of 5.82%. Expected undiscounted payments are estimated at $1 million for each of the years from 2007 through 2011, and the expected payments for the work after 2011 are $116 million.

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

Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have reviewed this issue. The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects. The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence. The U.K. National Radiological Protection Board (now part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

Environmental Matters - International (PPL and PPL Energy Supply)

U.K.

WPD's distribution businesses are subject to regulatory and statutory requirements with respect to environmental matters. PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD with respect to environmental matters. See "Environmental Matters - Domestic - Electric and Magnetic Fields" for a discussion of EMFs.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 2006, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to about $10.8 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $201 million per incident, payable at $30 million per year.

Guarantees and Other Assurances

(PPL, PPL Energy Supply and PPL Electric)

In the normal course of business, PPL, PPL Energy Supply and PPL Electric enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries enter.

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric provide certain guarantees that are required to be disclosed in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." The table below details guarantees provided as of December 31, 2006.

	Recorded Liability at December 31,		Exposure at December 31,	Expiration
	2006	2005	2006 (a)	Date	Description

PPL Energy Supply (b)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			$82	2027
WPD LLP guarantees all of the obligations of SIUK Capital Trust I, an unconsolidated wholly owned financing subsidiary of WPD LLP, under its trust preferred securities. The exposure at December 31, 2006, reflects principal payments only. See Note 8 for discussion on the redemption of these securities in February 2007.

Letters of credit issued on behalf of affiliates			8	2007
Standby letter of credit arrangements under PPL Energy Supply's $300 million five-year credit facility for the purposes of protecting various third parties against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee of PPL on a consolidated basis.

Support agreements to guarantee partnerships' obligations for the sale of coal			9	2007
PPL Generation has entered into certain partnership arrangements for the sale of coal to third parties. PPL Generation also has executed support agreements for the benefit of these third-party purchasers pursuant to which it guarantees the partnerships' obligations in an amount up to its pro rata ownership interest in the partnerships.

Retroactive premiums under nuclear insurance programs			38
PPL Susquehanna is contingently obligated to pay this amount related to potential retroactive premiums that could be assessed under its nuclear insurance programs. See "Nuclear Insurance" for additional information.

Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201		This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

Contingent purchase price payments to former owners of synfuel projects			19	2007
Certain agreements relating to the purchase of ownership interests in synfuel projects contain provisions that require certain PPL Energy Supply subsidiaries to make contingent purchase price payments to the former owners. These payments are non-recourse to PPL, PPL Energy Supply and their other subsidiaries and are based primarily upon production levels of the synfuel projects. See "IRS Synthetic Fuels Tax Credits" within this note for further discussion. The maximum potential amount of future payments is not explicitly stated in the related agreements.

Indemnifications for entities in liquidation and sales of assets	$1	$1	309	2008 to 2012
PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain of the indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations. The exposure noted is only for those cases in which the agreements provide for a specific limit on the amount of the indemnification.

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

Certain of the indemnifications provided to the purchaser of the interest of PPL Southwest Generation Holdings, LLC in the Griffith plant are triggered only if the purchaser's losses reach $750,000 in the aggregate, are capped at 35% of the purchase price (or $41 million), and survive for a period of only 18 months after the June 30, 2006, transaction closing. In the case of most such indemnification obligations, the purchaser's existing 50% ownership of the Griffith plant prior to closing is taken into account for purposes of determining and calculating the purchaser's losses, and such indemnification obligations are therefore limited to 50% of any such purchaser losses.

PPL Energy Supply had also guaranteed the obligation of PPL Southwest Generation Holdings, LLC to (i) indemnify the purchaser of its interest in the Griffith plant for one-half of the total cost of repairing a damaged steam turbine at the plant, and (ii) pay the purchaser a variable amount until completion of repair of the turbine. In December 2006, PPL Southwest Generation Holdings, LLC and the purchaser entered into a settlement and release agreement relating to the steam turbine repair indemnification and payment obligations. As a result of this agreement, PPL Energy Supply has no further indemnification obligations relating to these matters.

Assignment of Enron claims			11
In July 2006, two subsidiaries of PPL Energy Supply assigned their Enron claims to an independent third party (claims purchaser). In connection with the assignment, the subsidiaries agreed to repay a pro rata share of the purchase price paid by the claims purchaser, plus interest, in the event that any of the assigned claims are disallowed under certain circumstances. The bankruptcy court overseeing the Enron bankruptcy approved the assigned claims prior to their assignment to the claims purchaser. The subsidiaries' repayment obligations will remain in effect until the claims purchaser has received all distributions with respect to the assigned claims. See Note 1 for additional information regarding the assignment of the claims.

WPD guarantee of pension and other obligations of unconsolidated entities	4	4	41	2017
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified. As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members. Costs are allocated to the members based on predetermined percentages as outlined in specific agreements. However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members. At December 31, 2006, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements. Therefore, they have been estimated based on the types of obligations.

Tax indemnification related to unconsolidated WPD affiliates			10	2012
Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities. At this time, WPD believes that the likelihood of such liabilities arising is remote.

PPL Electric (b)

Guarantee of a portion of an unconsolidated entity's debt			7	2008	The exposure at December 31, 2006, reflects principal payments only.

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the letters of credit, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.

In September 2006, PPL's subsidiaries terminated master lease agreements under which they leased equipment. Therefore, the related residual value guarantees that had been previously disclosed for PPL, PPL Energy Supply and PPL Electric no longer exist. See Note 11 for additional information.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment and vary in duration. The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees. As of December 31, 2006, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant. Among these guarantees are:

•	The companies' or their subsidiaries' leasing arrangements, including those discussed above, contain certain indemnifications in favor of the lessors (e.g., tax and environmental matters).

•
In connection with their issuances of securities, the companies and their subsidiaries engage underwriters, purchasers and purchasing agents to whom they provide indemnification for damages incurred by such parties arising from the companies' material misstatements or omissions in the related offering documents. In addition, in connection with these securities offerings and other financing transactions, the companies also engage trustees or custodial, escrow or other agents to act for the benefit of the investors or to provide other agency services. The companies and their subsidiaries typically provide indemnification to these agents for any liabilities or expenses incurred by them in performing their obligations.

•
In connection with certain of their credit arrangements, the companies provide the creditors or credit arrangers with indemnification that is standard for each particular type of transaction. For instance, under the credit agreement for the asset-backed commercial paper program, PPL Electric and its special purpose subsidiary have agreed to indemnify the commercial paper conduit, the sponsoring financial institution and the liquidity banks for damages incurred by such parties arising from, among other things, a breach by PPL Electric or the subsidiary of their various representations, warranties and covenants in the credit agreement, PPL Electric's activities as servicer with respect to the pledged accounts receivable and any dispute by PPL Electric's customers with respect to payment of the accounts receivable.

•
PPL EnergyPlus is party to numerous energy trading or purchase and sale agreements pursuant to which the parties indemnify each other for any damages arising from events that occur while the indemnifying party has title to the electricity or natural gas. For example, in the case of the party that is delivering the product, such party would be responsible for damages arising from events occurring prior to delivery. Similarly, interconnection agreements indemnify the interconnection owner for other interconnection participants failure to pay, allocating the loss to the other participants.

•
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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of $175 million. This insurance may be applicable to certain obligations under the contractual arrangements discussed above.

16.  Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At both December 31, 2006 and 2005, PPL's and PPL Energy Supply's Balance Sheets reflect $89 million of "Long-term Debt with Affiliate Trust." This debt represents obligations of WPD LLP under 8.23% subordinated debentures maturing in February 2027 that are held by SIUK Capital Trust I, a variable interest entity whose common securities are owned by WPD LLP but which is not consolidated by WPD LLP. Interest expense on this obligation was $11 million, $12 million and $11 million in 2006, 2005 and 2004. This interest is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statements of Income. See Note 8 for a discussion of the redemption of the subordinated debentures and the trust's common and preferred securities in February 2007 and Note 22 for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, to supply all of PPL Electric's PLR load through December 31, 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. These purchases totaled $1.7 billion in 2006, $1.6 billion in 2005 and $1.5 billion in 2004. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimated that at December 31, 2006, the market price of electricity would exceed the contract price by approximately $2.2 billion. Accordingly, at December 31, 2006, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at both December 31, 2006 and 2005. This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income. PPL Energy Supply records this as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $35 million at December 31, 2006, and $47 million at December 31, 2005. These current and noncurrent balances are reported on the Balance Sheets as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply, and as "Prepayment on PLR energy supply from affiliate" by PPL Electric.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. These purchases totaled $157 million in 2006, $148 million in 2005 and $154 million in 2004. These amounts are included in the Statements of Income as "Energy purchases from affiliate" by PPL Energy Supply, and as "Wholesale electric to affiliate" by PPL Electric.

Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services directly charged or allocated the following amounts, which PPL management believes are reasonable, to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	2006	2005	2004

PPL Energy Supply	$217	$197	$172
PPL Electric	133	121	119

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at December 31, 2006 and 2005. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statements of Income, was $21 million, $15 million and $6 million for 2006, 2005 and 2004.

In May 2006, PPL Energy Supply terminated a note payable to an affiliate which allowed borrowings up to $650 million until May 2010. At December 31, 2005, there was no balance outstanding. Interest was payable monthly in arrears at LIBOR plus 1%. There was an insignificant amount of interest expense on this note in 2006. Such interest expense totaled $9 million and $8 million in 2005 and 2004. Interest expense is reflected in "Interest Expense with Affiliates" on the Statements of Income.

In December 2005, PPL Energy Supply issued a $30 million demand note payable to an affiliate. In June 2006, this demand note payable was terminated. At December 31, 2005, there was a balance of $8 million, which is shown on the Balance Sheets as "Note Payable to Affiliate," a current liability. Interest was payable monthly at a rate equal to LIBOR plus 1.5%. Interest on this note was insignificant for both 2006 and 2005.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate. In February 2006, the demand note was amended to increase the maximum amount of the note to $450 million. In April 2006, the note was amended back to a maximum amount of $300 million. There was a balance of $300 million outstanding at both December 31, 2006 and 2005. Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This note is shown on the Balance Sheets as "Note receivable from affiliate." Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $20 million, $14 million and $3 million for 2006, 2005 and 2004.

In May 2006, a PPL Electric subsidiary issued a $150 million demand note to an affiliate. There was no outstanding balance at December 31, 2006. Interest is due monthly at a rate equal to the one-month LIBOR plus 1.25%.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $36 million of this license fee in 2006, $31 million in 2005 and $34 million in 2004. These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

Transmission (PPL Energy Supply and PPL Electric)

PPL Energy Supply owns no domestic transmission or distribution facilities, other than facilities to interconnect its generation with the electric transmission system. Therefore, PPL EnergyPlus and other PPL Generation subsidiaries must pay PJM, the operator of the transmission system, to deliver the energy these subsidiaries supply to retail and wholesale customers in PPL Electric's franchised territory in eastern and central Pennsylvania. PJM in turn pays PPL Electric for the use of its transmission system. PPL eliminates the impact of these revenues and expenses on its consolidated Statements of Income.

Other (PPL Energy Supply and PPL Electric)

See Note 1 for a discussion regarding the intercompany tax sharing policy. See Notes 1 and 8 for discussions regarding capital transactions. See Note 13 for discussions regarding intercompany allocations of pension and other postretirement benefits.

17.  Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	2006	2005	2004
PPL

Other Income
Interest income	$41	$23	$16
Hyder liquidation distributions (Note 9)	27
Realized earnings on nuclear decommissioning trust	6	5	(7)
Gain on transfer of international equity investment (Note 9)	5
Equity earnings	4	3	3
Gain on sale of investment in an unconsolidated affiliate (Note 9)	3
Sale of CEMAR (Note 9)			23
Interest income - IRS settlement			23
Miscellaneous - Domestic	8	7	7
Miscellaneous - International	1	7	8
Total	95	45	73

Other Deductions
Impairment of investment in U.K. real estate (Note 9)	8
Impairment of investment in technology supplier (Note 9)			10
Charitable contributions	4	4	2
Realized loss on available-for-sale investment			6
Latin America asset write-downs	3
Non-operating taxes, other than income	2	1	2
Miscellaneous - Domestic	6	6	6
Miscellaneous - International	4	5	8
Other Income - net	$68	$29	$39

PPL Energy Supply

Other Income
Interest income	$27	$14	$10
Hyder liquidation distributions (Note 9)	27
Affiliated interest income (Note 16)	21	15	6
Realized earnings on nuclear decommissioning trust	6	5	(7)
Gain on transfer of international equity investment (Note 9)	5
Equity earnings	4	4	4
Gain on sale of investment in an unconsolidated affiliate (Note 9)	3
Sale of CEMAR (Note 9)			23
Interest income - IRS settlement			15
Miscellaneous - Domestic	5	1	3
Miscellaneous - International	1	7	8
Total	99	46	62

Other Deductions
Impairment of investment in U.K. real estate (Note 9)	8
Latin America asset write-downs	3
Non-operating taxes, other than income	2	1	2
Miscellaneous - Domestic	6	3	3
Miscellaneous - International	4	5	8
Other Income - net	$76	$37	$49

PPL Electric

Other Income
Affiliated interest income (Note 16)	$20	$14	$3
Interest income - IRS settlement			8
Other interest income	12	7	5
Miscellaneous	1	2
Total	33	23	16
Other Deductions	2	2	1
Other Income - net	$31	$21	$15

18.  Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Management of Market Risk Exposures

Market risk is the potential loss PPL and PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument. PPL and PPL Energy Supply are exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, the purchase of fuel for the generating assets and energy trading activities, and the purchase of certain metals necessary for the scrubbers PPL is installing at some of its coal-fired generating stations;

•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL Energy Supply's nuclear decommissioning trust funds;

•	foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
•	equity securities price risk associated with the fair value of equity securities invested in by PPL Energy Supply's nuclear decommissioning trust funds.

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk. The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations, and other risk measurement metrics.

PPL and PPL Energy Supply utilize forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. All derivatives are recognized on the balance sheet at their fair value, unless they meet SFAS 133 criteria for exclusion (see discussion in "Accounting Designations" below).

Fair Value Hedges

PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales and emission allowance positions. These contracts range in maturity through 2007. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances. These contracts range in maturity through 2046. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies. These forward contracts range in maturity through 2008.

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for 2006, 2005 or 2004. PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for these years.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities. These contracts range in maturity through 2012. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These interest rate swap contracts range in maturity through 2017 for PPL and PPL Energy Supply. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. These forward contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustments component of other comprehensive income (loss). PPL recorded net investment hedge losses, after tax, of $6 million as of December 31, 2006 and 2005, and $7 million as of December 31, 2004.

Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. Due to the sale of PPL's 50% interest in the Griffith plant in the second quarter of 2006 and the conversion of a portion of PPL Energy Supply's 2.625% Convertible Senior Notes, PPL and PPL Energy Supply reclassified net gains of $5 million, after tax, from accumulated other comprehensive loss. There were no such events in 2005, and there was an insignificant impact from such an event in 2004.

At the end of 2006, 2005 and 2004, hedging ineffectiveness associated with energy derivatives was, after tax, a gain of $8 million, a loss of $3 million and insignificant.

Ineffectiveness associated with interest rate and foreign currency derivatives was not significant for 2006, 2005 and 2004.

As of December 31, 2006, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive loss" expected to be reclassified into earnings during the next twelve months is a loss of $8 million for PPL and a loss of $4 million for PPL Energy Supply. Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

This table shows the accumulated net unrealized losses on qualifying derivatives (excluding net investment hedges), after tax, which are included in accumulated other comprehensive loss.

	2006	2005
PPL
Beginning of year	$(246)	$(63)
Net change associated with current period hedging activities and other	43	(160)
Net change from reclassification into earnings	152	(23)
End of year	$(51)	$(246)

PPL Energy Supply
Beginning of year	$(237)	$(45)
Net change associated with current period hedging activities and other	38	(162)
Net change from reclassification into earnings	147	(30)
End of year	$(52)	$(237)

Normal Purchase / Normal Sale Exception

PPL and PPL Energy Supply's non-trading portfolio includes contracts for full requirements energy, emission allowances, gas and capacity. These contracts range in maturity through 2026 and are exempt from SFAS 133. The value of these contracts at December 31 was:

	Gains (Losses)
	2006	2005

PPL	$162	$(159)
PPL Energy Supply	170	(166)

Other Hedging Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that hedge a specific risk, but do not qualify for hedge accounting under SFAS 133. The unrealized gains and losses on these transactions are considered non-trading activities and are reflected on the Statements of Income in "Wholesale energy marketing" or "Energy-related businesses" revenues, or "Fuel" or "Energy purchases" expenses.

Accounting Designations

For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation, which is subsequently verified by an independent internal group on a daily basis. The following summarizes the electricity guidelines that have been provided to the marketers who are responsible for contract designation for derivative energy contracts in accordance with SFAS 133.

•	Any wholesale and retail contracts to sell electricity and the related capacity that do not meet the definition of a derivative receive accrual accounting.

•	Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met.

•
Physical capacity-only transactions to sell excess capacity from PPL's generation are considered "normal." The forward value of these transactions is not recorded in the financial statements and has no earnings impact until delivery.

•	Any physical energy sale or purchase deemed to be a "market call" is considered speculative, with unrealized gains or losses recorded immediately through earnings.

•
Financial transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions can receive cash flow hedge treatment if they lock in the price PPL will receive or pay for energy expected to be sold or purchased in the spot market.

•
FTRs, although economically effective as electricity basis hedges, do not currently qualify for hedge accounting treatment. Unrealized and realized gains and losses from FTRs that were entered into to offset probable transmission congestion expenses are recorded in "Energy purchases" on the Statements of Income. However, PPL records a reserve on the unrealized value of FTRs to take into account the illiquidity of the external market to value the contracts.

•
Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock-in the price PPL will pay and meet the definition of a derivative.

•
Certain option contracts that do not meet the requirements of DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity," may receive hedge accounting treatment. Those that are not eligible are marked to market through earnings.

Any unrealized gains or losses on transactions receiving cash flow hedge treatment to the extent they are highly effective are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.

In addition to energy-related transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest rate and foreign currency risk associated with both existing and anticipated debt issuances. PPL and PPL Energy Supply also enter into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation, which is subsequently verified by an independent internal group on a daily basis. The following is a summary of certain guidelines that have been provided to PPL's Finance Department, which is responsible for contract designation.

•
Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.

•
Transactions entered into to hedge fluctuations in the value of existing debt can be designated as fair value hedges. To the extent that the change in the fair value of the derivative offsets the change in the fair value of the existing debt, there is no earnings impact, as both changes are reflected in interest expense. Realized gains and losses over the life of the hedge are reflected in interest expense.

•
Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges. To the extent that the derivatives are highly effective at hedging the value of the net investment, gains and losses are recorded in other comprehensive income/loss and will not be recorded in earnings until the investment is disposed of.

•	Derivative transactions that do not qualify for hedge accounting treatment are marked to market through earnings.

Credit Concentration

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into contracts with many entities for the purchase and sale of energy. Many of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the fair value of these contracts is considered when committing to new business from a credit perspective.

PPL and PPL Energy Supply have credit exposures to energy trading partners. The majority of these exposures is the fair value of multi-year contracts for energy sales and purchases. Therefore, if these counterparties fail to perform their obligations under such contracts, PPL and PPL Energy Supply would not experience an immediate financial loss but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to limit credit exposure.

At December 31, 2006, both PPL and PPL Energy Supply had credit exposures of $528 million to energy trading partners, excluding the effects of netting arrangements. Ten counterparties accounted for 72% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. All ten of these counterparties had an investment grade credit rating from S&P. This credit exposure has been reduced to $48 million as a result of netting arrangements.

(PPL Electric)

PPL Electric has an exposure to PPL Energy Supply under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load, as described in Note 16. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

19.  Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type.

	December 31, 2006
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	42	$42
Counterparty collateral	6	6
Client deposits	9
Miscellaneous	3	3	1
Restricted cash - current	102	51	43
Noncurrent:
Required deposits of WPD (b)	20	20
PPL Transition Bond Company Indenture reserves (c)	33		33
Restricted cash - noncurrent	53	20	33
Total restricted cash	$155	$71	$76

	December 31, 2005
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	29	$29
Counterparty collateral	9	9
Client deposits	12
Miscellaneous	1	1
Restricted cash - current	93	39	42
Noncurrent:
Required deposits of WPD (b)	16	16
PPL Transition Bond Company Indenture reserves (c)	32		32
Restricted cash - noncurrent	48	16	32
Total restricted cash	$141	$55	$74

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 8 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $19 million and $15 million at December 31, 2006 and 2005.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

20.  Goodwill and Other Acquired Intangible Assets

Goodwill (PPL and PPL Energy Supply)

Goodwill by segment at December 31 was:

	2006	2005	2004

Supply	$94	$94	$94
International Delivery	1,005	921	978
PPL Energy Supply	1,099	1,015	1,072
Pennsylvania Delivery	55	55	55
PPL	$1,154	$1,070	$1,127

In 2006, the increase of $84 million in the International Delivery segment was attributable to an increase of $100 million due to the effect of changes in foreign currency exchange rates, offset by $16 million of adjustments pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination." See Note 5 for a discussion of a $12 million adjustment to decrease goodwill related to the transfer of WPD tax items. The adjustments also include a $9 million net increase based upon actions taken by Inland Revenue, a U.K. government agency, and an $8 million decrease associated with monetary indexation of assets at WPD.

In 2005, the decrease of $57 million in the International Delivery segment was attributable to a decrease of $60 million due to the effect of changes in foreign currency exchange rates, offset by $3 million of adjustments pursuant to EITF Issue 93-7.

Other Acquired Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of acquired intangible assets were:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land and transmission rights	$270	$109	$262	$104
Emission allowances (a)	191		176
Licenses and other	104	46	83	27
Not subject to amortization due to indefinite life:
Land and transmission rights	17		17
Easements	64		55
	$646	$155	$593	$131

(a)	Removed from the Balance Sheets and amortized when consumed.

Current intangible assets and long-term intangible assets are included in "Other acquired intangibles" in their respective areas on the Balance Sheets.

Amortization expense was $9 million for 2006 and 2005, and $6 million for 2004. Amortization expense is estimated at $9 million per year for 2007 through 2011.

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of acquired intangible assets were:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land and transmission rights	$79	$22	$65	$19
Emission allowances (a)	191		176
Easements (b)	64		55
Licenses and other	103	46	83	27
	$437	$68	$379	$46

(a)	Removed from the Balance Sheets and amortized when consumed.
(b)	Not subject to amortization due to indefinite life.

Current intangible assets and long-term intangible assets are presented as "Other acquired intangibles" in their respective areas on the Balance Sheets.

Amortization expense was $4 million for 2006 and 2005, and $3 million for 2004. Amortization expense is estimated at $4 million per year for 2007 through 2011.

(PPL Electric)

The gross carrying amount and the accumulated amortization of acquired intangible assets, which consist only of land and transmission rights, were:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subject to amortization	$185	$84	$178	$81
Not subject to amortization due to indefinite life	17		17
	$202	$84	$195	$81

Intangible assets are shown as "Acquired intangibles" on the Balance Sheets.

Amortization expense was $2 million for 2006 and 2005, and $3 million for 2004. Amortization expense is estimated at $2 million per year for 2007 through 2011.

(PPL, PPL Energy Supply and PPL Electric)

The annual provisions for amortization have been computed principally in accordance with the following weighted-average assets lives (in years):

Weighted-Average Life

Land and transmission rights	64
Emission allowances	2
Licenses and other	30

21.  Asset Retirement Obligations and Nuclear Decommissioning

Asset Retirement Obligations

(PPL and PPL Energy Supply)

Based on the requirements of SFAS 143, "Accounting for Asset Retirement Obligations," PPL and PPL Energy Supply identified various legal obligations to retire long-lived assets, the largest of which relates to the decommissioning of the Susquehanna plant. PPL and PPL Energy Supply identified and recorded other AROs related to significant interim retirements at the Susquehanna plant, and various environmental requirements for coal piles, ash basins and other waste basin retirements at Susquehanna and other facilities.

PPL and PPL Energy Supply adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," effective December 31, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO when incurred if the fair value of the ARO can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO. The adoption of FIN 47 resulted in an increase in net PP&E of $4 million, recognition of AROs of $17 million, recognition of deferred tax assets of $5 million and a cumulative effect of adoption that decreased net income by $8 million (net of tax benefit of $6 million), or $0.02 per share for PPL.

PPL and PPL Energy Supply identified several conditional AROs. The most significant of these related to the removal and disposal of asbestos-containing material at various generation plants. The fair value of the portion of these obligations that could be reasonably estimated was recorded at December 31, 2005, and resulted in AROs of $14 million and a cumulative effect of adoption that decreased net income by $8 million.

PPL Global identified and recorded conditional AROs that related to treated wood poles and fluid-filled cables, which had an insignificant impact on the financial statements.

In addition to the AROs that were recorded for asbestos-containing material, PPL and PPL Energy Supply identified other asbestos-related obligations, but were unable to reasonably estimate their fair values. These retirement obligations could not be reasonably estimated due to indeterminable settlement dates. The generation plants, where significant amounts of asbestos-containing material are located, have been well maintained and large capital and environmental investments are being made at these plants. During the previous five years, the useful lives of the plants had been reviewed and in most cases significantly extended. See Note 1 for further discussion related to the extension of the useful lives of these assets. Due to these circumstances, PPL management was unable to reasonably estimate a settlement date or range of settlement dates for the remediation of all of the asbestos-containing material at the generation plants. If economic events or other circumstances change that enable PPL and PPL Energy Supply to reasonably estimate the fair value of these retirement obligations, they will be recorded at that time.

PPL and PPL Energy Supply also identified legal retirement obligations that could not be reasonably estimated at that time. These items included requirements associated with the retirement of a reservoir and certain transmission assets. These retirement obligations could not be reasonably estimated due to indeterminable settlement dates.

The changes in the carrying amounts of AROs were:

	2006	2005

ARO at beginning of year	$298	$257
Accretion expense	24	21
Adoption of FIN 47		17
Change in estimated cash flow or settlement date	18	3
Obligations settled	(4)
ARO at end of year	$336	$298

Changes in ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligations. PPL and PPL Energy Supply changed estimated settlement dates on several AROs, the most significant being the ash basins at the Brunner Island and Montour plants. In addition, revised estimates of asbestos-containing material that is expected to be remediated in future years were obtained. The effect of these changes was to increase the ARO liability and related plant balances by $18 million. The 2006 income statement impact of these changes was insignificant.

The pro forma income statement effects, including the effects on income from continuing operations, net income, and basic and diluted EPS, from the application of FIN 47 calculated as if it had been adopted prior to January 1, 2004, also would have been insignificant for 2004 and 2005.

(PPL Electric)

PPL Electric adopted FIN 47 effective December 31, 2005. PPL Electric did not record any AROs upon adoption of this standard. PPL Electric identified legal retirement obligations for the retirement of certain transmission assets that could not be reasonably estimated due to indeterminable settlement dates. These assets are located on rights-of-way that allow the grantor to require PPL Electric to relocate or remove the assets. Since this option is at the discretion of the grantor of the right-of-way, PPL Electric is unable to determine when these events may occur.

Nuclear Decommissioning (PPL and PPL Energy Supply)

The expected cost to decommission the Susquehanna plant is based on a 2002 site-specific study that estimated the cost to dismantle and decommission each unit immediately following final shutdown. PPL Susquehanna's 90% share of the total estimated cost of decommissioning the Susquehanna plant was approximately $936 million measured in 2002 dollars. This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.

Beginning in January 1999, in accordance with the PUC Final Order, approximately $130 million of decommissioning costs are being recovered from PPL Electric's customers through the CTC over the 11-year life of the CTC rather than the remaining life of Susquehanna. The recovery includes a return on unamortized decommissioning costs. Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.

Accrued nuclear decommissioning expenses, as determined under the provisions of SFAS 143, "Accounting for Asset Retirement Obligations," are $276 million and $255 million at December 31, 2006 and 2005, and are included in "Asset retirement obligations" on the Balance Sheets. Accretion expense, as determined under the provisions of SFAS 143, was $21 million in 2006, $19 million in 2005 and $18 million in 2004, and is included in "Other operation and maintenance" on the Statements of Income.

Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs. To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, PPL Susquehanna would be obligated to fund 90% of the shortfall.

In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities held by the nuclear decommissioning trust funds are classified as available-for-sale. Available-for-sale securities are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities are reported, net of tax, in other comprehensive income or are recognized currently in earnings when a decline in fair value is determined to be other than temporary.

Prior to 2006, PPL and PPL Energy Supply assessed a security’s impairment by, among other things, considering the cause of the security’s decline in value, the length of time and the magnitude of the security’s decline in value, and its expected period of recovery. As a result of this assessment, a security experiencing a decline in value was usually deemed temporarily impaired because the decline in value was generally not considered significant.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which was effective for PPL and PPL Energy Supply beginning January 1, 2006. Among other things, FSP 115-1 indicated that existing guidance, particularly SEC Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (SAB Topic 5M), should be used to determine if a decline in a security’s value is other than temporary. Recent clarification related to applying the guidance in SAB Topic 5M has established the ability to hold an investment until it recovers its value as a required element in determining if an individual security is other than temporarily impaired. Based on this clarification and as a result of NRC requirements that nuclear decommissioning trusts be managed by independent investment managers, with discretion to buy and sell securities in the trusts, PPL Susquehanna has concluded that during 2006 it was unable to demonstrate the ability to hold an impaired security until it recovers its value. Accordingly, for 2006 unrealized losses represented other than temporary impairments, which required a current period charge to earnings. Unrealized gains continued to be recorded to other comprehensive income.

In the fourth quarter of 2006, PPL and PPL Energy Supply recorded a charge of $6 million ($3 million after tax, or $0.01 per share for PPL) to reflect the cumulative impact for 2006 of the other-than-temporary impairment of affected securities. The impairment charge is reflected in "Other Income-net" on PPL's and PPL Energy Supply's Statements of Income. The adjustment was recorded in the fourth quarter of 2006, as the adjustment was not material to the financial statements for the first three quarters of 2006, or as recorded in the fourth quarter of 2006. The adoption of this change in accounting in periods prior to 2006 would also not have been material to previously issued financial statements.

The following tables show the gross unrealized gains and losses recorded in OCI and the related fair values for the securities held in the nuclear decommissioning trust funds.

	December 31, 2006
	Gross Unrealized Gains	Fair Value

Cash and cash equivalents		$7
Equity securities	$122	339
Debt securities
U.S. Treasury	2	78
Fannie Mae and Municipality	1	64
Other		22
Total debt securities	3	164
Total	$125	$510

	December 31, 2005
	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents			$10
Equity securities	$85	$(2)	295
Debt securities
U.S. Treasury	1	(1)	63
Fannie Mae and Municipality		(1)	56
Other			20
Total debt securities	1	(2)	139
Total	$86	$(4)	$444

At December 31, 2005, PPL Susquehanna's nuclear decommissioning trust funds contained investments with an aggregate unrealized loss position of $4 million, of which $2 million was attributable to investments with an aggregate fair value of $69 million that had been in a continuous unrealized loss position for less than 12 months, and $2 million was attributable to investments with an aggregate fair value of $40 million that had been in a continuous unrealized loss position for 12 months or longer. The equity securities' unrealized loss position consists of 132 investments with an aggregate fair value of $20 million and an average unrealized loss of 7%. The largest unrealized loss for any individual investment was $387 thousand, which represents a decrease in value of 15%. The minor decline in the value of government securities was primarily due to the impact of interest rates, as such securities are essentially free of credit risk. At December 31, 2005, PPL Susquehanna believed it was reasonable to expect these securities to recover from this temporary decline in value.

Of the $164 million of government obligations and other debt securities held at December 31, 2006, $6 million mature within one year, $64 million mature after one year through five years, $44 million mature after five years through ten years and $50 million mature after ten years.

The following table shows proceeds from and realized gains and (losses) on sales of securities held in the trust.

	2006	2005	2004

Proceeds from sales	$211	$223	$113
Gross realized gains	10	10	3
Gross realized losses	(6)	(12)	(17)

The proceeds from the sales of securities are reinvested in the trust. These funds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust. Due to the restricted nature of these investments, they are not included in cash and cash equivalents.

Unrealized gains (net of unrealized losses for 2005 and 2004) associated with the period decreased accumulated other comprehensive loss by:

	2006	2005	2004

Pre-tax	$49	$12	$24
After-tax	13	7	15

Net gains (losses) reclassified from accumulated other comprehensive loss and realized in "Other Income - net" on the Statements of Income were:

	2006	2005	2004

Pre-tax	$6	$(2)	$(14)
After-tax	3	(1)	(8)

In September 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.

22.  Variable Interest Entities

(PPL, PPL Energy Supply and PPL Electric)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarified that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. In December 2003, the FASB revised FIN 46 by issuing Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which is known as FIN 46(R) and replaces FIN 46. FIN 46(R) does not change the general consolidation concepts of FIN 46. Among other things, FIN 46(R) clarifies certain provisions of FIN 46 and provides additional scope exceptions for certain types of businesses.

As permitted by FIN 46(R), PPL and its subsidiaries adopted FIN 46 effective December 31, 2003, for entities created before February 1, 2003, that are considered to be SPEs. This adoption resulted in the consolidation of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities, as well as the deconsolidation of two wholly owned trusts. See below for further discussion. Also, as permitted by FIN 46(R), PPL and its subsidiaries deferred the application of FIN 46 for other entities and adopted FIN 46(R) for all entities on March 31, 2004. The adoption of FIN 46(R) did not have a material impact on the results of PPL and its subsidiaries.

(PPL and PPL Energy Supply)

Additional Entities Consolidated

In May 2001, a subsidiary of PPL Energy Supply entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs. The $660 million operating lease arrangement covered the 450 MW gas-fired Sundance project located in Pinal County, Arizona and the 540 MW gas-fired University Park project near University Park, Illinois. These facilities were substantially complete in July 2002, at which time the initial lease term commenced. In June 2004, PPL Energy Supply subsidiaries purchased the Sundance and University Park generation assets from the lessor. In May 2005, a subsidiary of PPL Energy Supply completed the sale of its Sundance generation assets to Arizona Public Service Company. See Note 9 for further discussion of the sale.

In December 2001, another subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 582 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs. The initial lease term commenced on the date of commercial operation, which occurred in May 2004, and ends in December 2013. The lease financing, which is included in "Long-term Debt," is secured by, among other things, the generation facility. At December 31, 2006 and 2005, the facility had a carrying value of $448 million and $459 million, net of accumulated depreciation and amortization of $27 million and $25 million, and was included in "Property, Plant and Equipment" and "Other acquired intangibles" on the Balance Sheets.

Entities Deconsolidated

(PPL)

In May 2001, PPL and PPL Capital Funding Trust I, a wholly owned financing subsidiary of PPL, issued $575 million of 7.75% PEPS Units. Each PEPS Unit consisted of (i) a contract to purchase shares of PPL common stock on or prior to May 2004 and (ii) a trust preferred security of PPL Capital Funding Trust I with a maturity date of May 2006. The trust's sole source of funds for distributions were from payments of interest on 7.29% subordinated notes of PPL Capital Funding, due May 18, 2006, that were issued to the trust. PPL guaranteed the payment of principal and interest on the subordinated notes issued to the trust by PPL Capital Funding. PPL also fully and unconditionally guaranteed all of the trust's obligations under the trust preferred securities. All of the preferred securities of PPL Capital Funding Trust I were cancelled in 2004, and the trust was terminated in June 2004.

(PPL and PPL Energy Supply)

SIUK Capital Trust I issued $82 million of 8.23% preferred securities maturing in February 2027 and invested the proceeds in 8.23% subordinated debentures maturing in February 2027 issued by SIUK Limited. Thus, the preferred securities are supported by a corresponding amount of subordinated debentures. SIUK Limited owned all of the common securities of SIUK Capital Trust I and guaranteed all of SIUK Capital Trust I's obligations under the preferred securities. In January 2003, SIUK Limited transferred its assets and liabilities, including the common securities of SIUK Capital Trust I and the obligations under the subordinated debentures, to WPD LLP. Therefore, WPD LLP currently guarantees all of SIUK Capital Trust I's obligations under the preferred securities. SIUK Capital Trust I may, at the discretion of WPD LLP, be required to redeem the preferred securities, in whole or in part, at 104.115% of par beginning February 2007 and thereafter at an annually declining premium over par through January 2017, after which time they are redeemable at par. See Note 16 for a discussion regarding the presentation of the related party transactions and Note 8 for a discussion regarding the redemption of the subordinated debentures as well as the common and preferred securities of SIUK Capital Trust I in February 2007.

23.  New Accounting Standards

(PPL, PPL Energy Supply and PPL Electric)

FIN 48

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 requires an entity to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50 percent chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The measurement of the benefit equals the largest amount of benefit that has a likelihood of realization, upon ultimate settlement, that exceeds 50 percent. If the more-likely-than-not threshold is unmet, it is inappropriate to recognize the tax benefits associated with the tax position. FIN 48 also provides guidance on derecognition of previously recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.

PPL and its subsidiaries will adopt FIN 48 effective January 1, 2007. The adoption will result in the recognition of a cumulative effect adjustment to the opening balance of retained earnings for that fiscal year. There is an exception for uncertain tax positions related to pre-acquisition tax contingencies, in which case the impact of adoption, first, adjusts goodwill in accordance with EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

The primary impact of the adoption of FIN 48 is expected to be a reclassification between current liabilities and noncurrent liabilities. PPL and its subsidiaries currently estimate that current liabilities will decrease and noncurrent liabilities will increase within the following ranges:

	PPL	PPL Energy Supply	PPL Electric

Current to Noncurrent Liability Reclassification	$140-165	$115-140	$10-25

The cumulative effect adjustment as well as the remaining impact of the adoption is not expected to be material.

In addition to the Balance Sheet impacts, PPL and its subsidiaries expect that the adoption of FIN 48 will result in greater volatility in their effective tax rates. PPL and its subsidiaries do not expect that the adoption of FIN 48 will result in an inability to comply with financial covenants under their debt agreements.

FSP No. FIN 46(R)-6

In April 2006, the FASB issued FSP No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)." FSP No. FIN 46(R)-6 provides that the variability to be considered in applying FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," (FIN 46(R)) should be based on the design of the entity involved. PPL and its subsidiaries adopted FSP No. FIN 46(R)-6 effective July 1, 2006. PPL and its subsidiaries did not elect to apply retrospective application to any period prior to the date of adoption. The initial adoption of FSP No. FIN 46(R)-6 did not have an impact on PPL and its subsidiaries. However, the impact in periods subsequent to adoption could be material.

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

PPL and its subsidiaries adopted SAB 108 effective December 31, 2006. PPL and its subsidiaries previously utilized the dual approach when quantifying the impact of identified errors. Therefore, the adoption of SAB 108 did not have a material impact on PPL and its subsidiaries.

SFAS 123(R)

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. PPL and its subsidiaries adopted SFAS 123(R) effective January 1, 2006. PPL and its subsidiaries applied the modified prospective application transition method of adoption. Under this application, entities must recognize compensation expense based on the grant-date fair value for new awards granted or modified after the effective date and for unvested awards outstanding on the effective date. The adoption of SFAS 123(R) did not have a material impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, effective January 1, 2003. See Note 12 for the disclosures required by SFAS 123(R).

SFAS 155

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." Among other things, SFAS 155 addresses certain accounting issues surrounding securitized financial assets and hybrid financial instruments with embedded derivatives that require bifurcation. PPL and its subsidiaries adopted SFAS 155 effective January 1, 2007. The initial adoption did not have an impact on PPL or its subsidiaries.

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

SFAS 158

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." PPL and its subsidiaries adopted the recognition and measurement date provisions of SFAS 158 effective December 31, 2006. See Note 13 for the disclosures required by SFAS 158.

SFAS 159

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115." SFAS 159 provides entities with an option to measure, upon adoption of this pronouncement and at specified election dates, certain financial assets and liabilities at fair value, including available-for-sale and held-to-maturity securities, as well as other eligible items. The fair value option (i) may be applied on an instrument by instrument basis, with a few exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied to an entire instrument not to only specified risks, cash flows, or portions of that instrument. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between similar assets and liabilities measured using different attributes. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at that date, and shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.

PPL and its subsidiaries must adopt SFAS 159 no later than January 1, 2008. Early adoption is permitted as of January 1, 2007, for PPL and its subsidiaries provided that PPL and its subsidiaries (i) have not issued interim financial statements for 2007 and choose to early adopt SFAS 159 on or before April 30, 2007, and (ii) also elect to apply the provisions of Statement 157.

PPL and its subsidiaries are in the process of evaluating the impact of adopting SFAS 159. The potential impact of adoption is not yet determinable, but it could be material.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Millions of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions		Balance at End of Period
Reserves deducted from assets on the Balance Sheet

PPL Corporation
Uncollectible accounts including unbilled revenues (a)
2006	$90	$33		$71		$52
2005	89	28	$2	29		90
2004	96	25	1	33		89
Obsolete inventory - Materials and supplies
2006	2	3		3		2
2005	2	2		2		2
2004	3	2		3		2
Mark-to-market valuation reserves
2006	11	9		2		18
2005	2	9				11
2004	4			2		2
Deferred tax valuation allowance
2006	148		44	3		189
2005	164		2	18		148
2004	293		24	153	(b)	164

PPL Energy Supply, LLC
Uncollectible accounts including unbilled revenues (a)
2006	$67	$5		$41		$31
2005	70	2		5		67
2004	71	1	$1	3		70
Obsolete inventory - Materials and supplies
2006	2	2		2		2
2005	2	2		2		2
2004	3	2		3		2
Mark-to-market valuation reserves
2006	11	9		2		18
2005	2	9				11
2004	4			2		2
Deferred tax valuation allowance
2006	144		37	3		178
2005	160		2	18		144
2004	288		24	152	(b)	160

PPL Electric Utilities Corporation
Uncollectible accounts
2006	$20	$26		$27		$19
2005	18	23	$1	22		20
2004	24	22		28		18

(a)	Includes reserves for customer accounts receivable, receivables from Enron and the California ISO and other.
(b)	Includes write-off of WPD $152 million acquired tax asset and associated 100% valuation allowance as it was determined that there was no likelihood of recovering the asset.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)

	March 31	June 30	Sept. 30	Dec. 31
2006
Operating revenues as previously reported	$1,783
Reclassification of Griffith discontinued operations (b)	(2)
Operating revenues	1,781	$1,642	$1,752	$1,724
Operating income as previously reported	488
Reclassification of Griffith discontinued operations (b)	1
Operating income	489	377	380	353
Income from continuing operations as previously reported	280
Reclassification of Griffith discontinued operations (b)	1
Income from continuing operations	281	200	226	178
Loss from discontinued operations as previously reported
Reclassification of Griffith discontinued operations (b)	1
Loss from discontinued operations	1	19
Net income	280	181	226	178
Basic earnings per common share: (c)
Income from continuing operations	0.74	0.53	0.59	0.47
Net income	0.74	0.48	0.59	0.47
Diluted earnings per common share: (c)
Income from continuing operations	0.73	0.52	0.58	0.46
Net income	0.73	0.47	0.58	0.46
Dividends declared per common share (d)	0.275	0.275	0.275	0.275
Price per common share:
High	$32.16	$32.31	$35.23	$37.34
Low	29.21	27.83	32.20	32.39

2005
Operating revenues as previously reported	$1,600
Reclassification of Griffith discontinued operations (b)	(2)
Operating revenues	1,598	$1,467	$1,620	$1,494
Operating income as previously reported	335
Reclassification of Griffith discontinued operations (b)	1
Operating income	336	334	383	296
Income from continuing operations as previously reported	170
Reclassification of Griffith discontinued operations (b)	1
Income from continuing operations	171	178	195	195
Loss from discontinued operations as previously reported	2
Reclassification of Griffith discontinued operations (b)	1
Loss from discontinued operations	3	50	(2)	2
Net income	168	128	197	185
Basic earnings per common share: (c)
Income from continuing operations	0.45	0.47	0.51	0.51
Net income	0.45	0.34	0.52	0.49
Diluted earnings per common share: (c)
Income from continuing operations	0.45	0.46	0.50	0.50
Net income	0.44	0.33	0.51	0.48
Dividends declared per common share (d)	0.23	0.23	0.25	0.25
Price per common share:
High	$27.95	$29.99	$33.51	$33.68
Low	25.52	26.13	29.75	28.25

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power. In addition, earnings in 2006 and 2005 were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)	In June 2006, a subsidiary of PPL Energy Supply sold its 50% ownership interest in the 600 MW Griffith power plant. See Note 10 to the Financial Statements for further information.
(c)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(d)
PPL has paid quarterly cash dividends on its common stock in every year since 1946. In February 2007, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2007, to 30.5 cents per share (equivalent to $1.22 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)

	March 31	June 30	Sept. 30	Dec. 31
2006
Operating revenues as previously reported	$1,312
Reclassification of Griffith discontinued operations (b)	(2)
Operating revenues	1,310	$1,267	$1,372	$1,323
Operating income as previously reported	355
Reclassification of Griffith discontinued operations (b)	1
Operating income	356	285	266	225
Income from continuing operations as previously reported	230
Reclassification of Griffith discontinued operations (b)	1
Income from continuing operations	231	177	182	128
Loss from discontinued operations as previously reported
Reclassification of Griffith discontinued operations (b)	1
Loss from discontinued operations	1	19
Net income	230	158	182	128

2005
Operating revenues as previously reported	$1,151
Reclassification of Griffith discontinued operations (b)	(2)
Operating revenues	1,149	$1,093	$1,223	$1,076
Operating income as previously reported	251
Reclassification of Griffith discontinued operations (b)	1
Operating income	252	232	254	195
Income from continuing operations as previously reported	157
Reclassification of Griffith discontinued operations (b)	1
Income from continuing operations	158	154	157	134
Loss from discontinued operations as previously reported	2
Reclassification of Griffith discontinued operations (b)	1
Loss from discontinued operations	3	50	(2)	2
Net income	155	104	159	124

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power. In addition, earnings in 2006 and 2005 were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)	In June 2006, a subsidiary of PPL Energy Supply sold its 50% ownership interest in the 600 MW Griffith power plant. See Note 10 to the Financial Statements for further information.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2006
Operating revenues	$852	$759	$841	$807
Operating income	114	83	109	112
Net income	52	34	55	53
Income available to PPL	51	30	50	49

2005

Operating revenues	$819	$729	$824	$791
Operating income	68	99	122	88
Net income	16	36	53	42
Income available to PPL	15	36	52	42

(a)
PPL Electric's business is seasonal in nature, with peak sales periods generally occurring in the winter and summer months. In addition, earnings in certain quarters were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Effective March 3, 2006, PPL dismissed PricewaterhouseCoopers LLP (PwC) as the independent registered public accounting firm for PPL, PPL Energy Supply and PPL Electric and appointed Ernst & Young LLP. This change was previously disclosed in a Form 8-K filed March 3, 2006.

There were no disagreements with PwC through March 3, 2006, and there have been no disagreements with Ernst & Young LLP since they have been appointed.

ITEM 9A. CONTROLS AND PROCEDURES

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2006, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

PPL Corporation

PPL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  PPL's internal control over financial reporting is a process designed to provide reasonable assurance to PPL's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report contained on page 87.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Omitted since PPL Energy Supply and PPL Electric are not subject to the Sarbanes-Oxley 404 requirements for the year ended December 31, 2006.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Directors Continuing in Office," "Board Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2007 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and which information is incorporated herein by reference. There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2006 Notice of Annual Meeting and Proxy Statement. Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL has adopted a code of ethics entitled "Standards of Conduct and Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply and PPL Electric). The "Standards of Conduct and Integrity" are posted on PPL's Internet Web site: www.pplweb.com/about/corporate+governance, and are available in print, free of charge, to any shareholder who requests them. A description of any amendment to the "Standards of Conduct and Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet Web site within four business days following the date of the amendment. In addition, if a waiver constituting a material departure from a provision of the "Standards of Conduct and Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet Web site within four business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities. These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet Web site: www.pplweb.com/about/corporate+governance and are available in print to any shareholder who requests them.

PPL Energy Supply, LLC

Item 10 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Nominees for Directors" in PPL Electric's 2007 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2007 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Item 11 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Executive Compensation" in PPL Electric's 2007 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2007 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation plans approved by security holders (1)	3,485,828 - ICP 1,898,002 - ICPKE 5,383,830 - Total	$25.15 - ICP $23.82 - ICPKE $24.68 - Combined	5,336,148 - ICP 11,769,060 - ICPKE 14,682,617 - DDCP 31,787,825 - Total

Equity compensation plans not approved by security holders (2)

(1)
Includes (a) the Amended and Restated Incentive Compensation Plan (ICP), under which stock options, restricted stock, restricted stock units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL; (b) the Amended and Restated Incentive Compensation Plan for Key Employees (ICPKE), under which stock options, restricted stock, restricted stock units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; and (c) the Directors Deferred Compensation Plan (DDCP), under which stock units may be awarded to directors of PPL. See Note 12 to the financial statements for additional information.

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareholders.

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP and ICPKE as of December 31, 2006. In addition, as of December 31, 2006, the following other securities had been awarded and are outstanding under the ICP, ICPKE and DDCP: 120,000 shares of restricted stock and 666,495 restricted stock units under the ICP; 157,100 shares of restricted stock and 912,170 restricted stock units under the ICPKE; and 305,088 stock units under the DDCP.

(4)
Based upon the following aggregate award limitations under the ICP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the ICPKE, 14,199,796 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date; and (c) under the DDCP, 15,052,856 securities. In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Energy Supply, LLC

Item 12 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2007 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the section entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2007 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and is incorporated herein by reference.

PPL Energy Supply, LLC

Item 13 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Transactions with Related Persons" and "Nominations" in PPL Electric's 2007 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2006 and 2005" in PPL's 2007 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

For the fiscal year ended December 31, 2006, Ernst & Young LLP (E&Y) served as our independent auditor. For the fiscal year ended December 31, 2005, PricewaterhouseCoopers LLP (PwC) served as our independent auditor. The following table presents an allocation of fees billed by E&Y and PwC to PPL for the fiscal years ended December 31, 2006 and 2005, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered.

	2006	2005
	(in thousands)

Audit fees (a)	$2,950	$2,211
Audit-related fees (b)	22	14
Tax fees (c)
All other fees (d)	15	2

(a)
Includes audit of annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC. Additionally, 2006 includes $70 thousand of fees in connection with audits performed by PwC.

(b)	Fees for consultation to ensure appropriate accounting and reporting in connection with various business and financing transactions.

(c)	The independent auditor does not provide tax consulting and advisory services to PPL Energy Supply or any of its affiliates.

(d)
Fees for 2006 relate to access to an E&Y online accounting research tool, and fees for 2005 relate to access to a research database licensed by PwC that provides authoritative accounting and reporting guidance.

Approval of Fees The Audit Committee of PPL has procedures for pre-approving audit and non-audit services to be provided by the independent auditor. The procedures are designed to ensure the continued independence of the independent auditor. More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee of PPL. As a result of this approval process, the Audit Committee of PPL has established specific categories of services and authorization levels. All services outside of the specified categories and all amounts exceeding the authorization levels are reviewed by the Chair of the Audit Committee of PPL, who serves as the Committee designee to review and approve audit and non-audit related services during the year. A listing of the approved audit and non-audit services is reviewed with the full Audit Committee of PPL no later than its next meeting.

The Audit Committee of PPL approved 100% of the 2006 and 2005 audit and non-audit related fees.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2006 and 2005" in PPL Electric's 2007 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a) The following documents are filed as part of this report:

1.	Financial Statements - Refer to the "Index to Item 8. Financial Statements and Supplementary Data" for an index of the financial statements included in this report.

2.	Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

Schedule II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2006.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings: The 2007 annual meeting of shareowners of PPL Corporation will be held on Wednesday, May 23, 2007, at the Holiday Inn in Fogelsville, Pennsylvania, in Lehigh County. The 2007 meeting for PPL Electric will be held on Thursday, May 24, 2007, at the offices of the company at Two North Ninth Street, Allentown, Pennsylvania.

Proxy and Information Statement Material: A proxy statement or information statement, and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 28, 2007.

PPL Annual Report: The report is published and mailed in the beginning of April to all shareowners of record. The latest annual report can be accessed at www.pplweb.com. If you have more than one account, or if there is more than one investor in your household, you may contact PPL Investor Services to request that only one annual report be delivered to your address. Please provide account numbers for all duplicate mailings.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock and preference stock by the PPL Electric Board of Directors, dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 2007 record dates for dividends are expected to be March 9, June 8, September 10, and December 10.

PPL Shareowner Information Line (1-800-345-3085): Shareowners can get detailed corporate and financial information 24 hours a day using the PPL Shareowner Information Line. They can hear timely recorded messages about earnings, dividends and other company news releases; request information by fax; and request printed materials in the mail. Other PPL publications, such as the annual and quarterly reports to the Securities and Exchange Commission (Forms 10-K and 10-Q), will be mailed upon request.

PPL's Web Site (www.pplweb.com):  Shareowners can access PPL Securities and Exchange Commission filings, corporate governance materials, news releases, stock quotes and historical performance. Visitors to our Web site can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

Online Account Access: Registered shareowners can access account information by visiting www.shareowneronline.com.

PPL Investor Services: For questions about PPL Corporation or its subsidiaries, or information concerning:

Lost Dividend Checks
Bond Interest Checks
Direct Deposit of Dividends
Bondholder Information

Please contact:

Manager - PPL Investor Services
Two North Ninth Street (GENTW8)
Allentown, PA 18101

Toll Free: 1-800-345-3085
FAX: 610-774-5106
Via e-mail: invserv@pplweb.com

Lost Dividend or Bond Interest Checks: Checks lost by investors, or those that may be lost in the mail, will be replaced if the check has not been located by the 10th business day following the payment date.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account.

Wells Fargo Shareowner Services: For information concerning:

PPL's Dividend Reinvestment Plan
Stock Transfers
Lost Stock Certificates
Certificate Safekeeping

Please contact:

Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN 55075-1139

Toll Free: 1-866-280-0245
Outside U.S.: 651-453-2129

Dividend Reinvestment Plan: Shareowners may choose to have dividends on their PPL common stock or PPL Electric preferred stock and preference stock reinvested in PPL common stock instead of receiving the dividend by check.

Certificate Safekeeping: PPL Corporation participates in the Direct Registration System (DRS). Shareowners may choose to have their common stock certificates deposited into Direct Registration. Participants of PPL's Dividend Reinvestment Plan may choose to have their common stock certificates deposited into their Plan account.

Listed Securities:

New York Stock Exchange

PPL Corporation:
Common Stock (Code: PPL)

PPL Energy Supply, LLC:
7.0% Senior Unsecured Notes due 2046
(Code: PLS)

PPL Electric Utilities Corporation:
4-1/2% Preferred Stock
(Code: PPLPRB)

4.40% Series Preferred Stock
(Code: PPLPRA)

Philadelphia Stock Exchange

PPL Corporation:
Common Stock (Code: PPL)

Fiscal Agents:

Stock Transfer Agent and Registrar;
Dividend Reinvestment Plan Agent
Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN 55075-1139

Toll Free: 1-866-280-0245
Outside U.S.: 651-453-2129

Dividend Disbursing Office
PPL Investor Services
Two North Ninth Street (GENTW8)
Allentown, PA 18101

Toll Free: 1-800-345-3085
FAX: 610-774-5106

Mortgage Bond Trustee and
Transfer Agent
Deutsche Bank Trust Company Americas
Attn: Security Transfer Unit
648 Grassmere Park Road
Nashville, TN 37211

Toll Free: 1-800-735-7777
FAX: 615-835-2727

Bond Interest Paying Agent
PPL Investor Services
Two North Ninth Street (GENTW8)
Allentown, PA 18101

Toll Free: 1-800-345-3085
FAX: 610-774-5106

Indenture Trustee
The Bank of New York
101 Barclay Street
New York, NY 10286

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Corporation
(Registrant)

By /s/ James H. Miller
James H. Miller -
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ James H. Miller		Principal Executive Officer and Director
James H. Miller -
Chairman, President and
Chief Executive Officer

By /s/ John R. Biggar		Principal Financial Officer and Director
John R. Biggar -
Executive Vice President and
Chief Financial Officer

By /s/ Matt Simmons		Principal Accounting Officer
Matt Simmons -
Vice President and Controller

Directors:

Frederick M. Bernthal	Craig A. Rogerson
John W. Conway	W. Keith Smith
E. Allen Deaver	Susan M. Stalnecker
Louise K. Goeser	Keith H. Williamson
Stuart Heydt

By /s/ James H. Miller
James H. Miller, Attorney-in-fact	Date: February 28, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Energy Supply, LLC
(Registrant)

By /s/ James H. Miller
James H. Miller -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ James H. Miller	Principal Executive Officer and Manager
James H. Miller -
President

By /s/ Paul A. Farr	Principal Financial Officer and Manager
Paul A. Farr -
Senior Vice President

By /s/ Matt Simmons	Principal Accounting Officer
Matt Simmons -
Vice President and Controller

Managers:

/s/ John R. Biggar
John R. Biggar

/s/ Robert J. Grey
Robert J. Grey

/s/ William H. Spence
William H. Spence

/s/ James E. Abel
James E. Abel

Date: February 28, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ William H. Spence
William H. Spence -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ William H. Spence	Principal Executive Officer and Director
William H. Spence -
President

By /s/ Paul A. Farr	Principal Financial Officer
Paul A. Farr -
Senior Vice President-Financial

By /s/ Matt Simmons	Principal Accounting Officer
Matt Simmons -
Vice President and Controller

Directors:

/s/ James H. Miller	/s/ Dean A. Christiansen
James H. Miller	Dean A. Christiansen

/s/ John R. Biggar	/s/ Robert J. Grey
John R. Biggar	Robert J. Grey

Date: February 28, 2007

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective August 17, 2005 (Exhibit 3.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 19, 2005)

3(b)-1	-
Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation (Exhibit 3(a)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2001)

3(b)-2	-
Amendment to Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended March 31, 2006)

3(c)	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(d)	-	Bylaws of PPL Corporation, as amended and restated effective August 17, 2005 (Exhibit 3.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 19, 2005)

3(e)	-	Bylaws of PPL Electric Utilities Corporation, as amended and restated effective March 30, 2006 (Exhibit 3.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 2006)

3(f)	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

*4(a)	-	Amended and Restated Employee Stock Ownership Plan, executed January 12, 2007 (and effective, as amended and restated, January 1, 2002)

4(b)-1	-
Mortgage and Deed of Trust, dated as of October 1, 1945, between PPL Electric Utilities Corporation and Bankers Trust Company (as successor Trustee) (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

4(b)-2	-	Supplement, dated as of July 1, 1954, to said Mortgage and Deed of Trust (Exhibit 2(b)-5 to Registration Statement No. 219255)

4(b)-3	-	Supplement, dated as of March 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 11, 1994)

4(b)-4	-	Supplement, dated as of March 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 1994)

4(b)-5	-	Supplement, dated as of October 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 3, 1994)

4(b)-6	-	Supplement, dated as of August 1, 2001, to said Mortgage and Deed of Trust (Exhibit 4.5 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(b)-7	-
Supplement, dated as of January 1, 2002, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2001)

4(b)-8	-
Supplement, dated as of February 1, 2003, to said Mortgage and Deed of Trust (Exhibit 4(b)-20 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(b)-9	-	Supplement, dated as of May 1, 2003, to said Mortgage and Deed of Trust (Exhibit 10(c) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for quarter ended June 30, 2003)

4(b)-10	-
Supplement, dated as of February 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(b)-20 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(b)-11	-	Supplement, dated as of May 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(b)-12	-	Supplement, dated as of June 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(b)-12 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2005)

4(b)-13	-	Supplement, dated as of December 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(c)-1	-
Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-2	-	Supplement, dated as of November 1, 1997, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-3	-	Supplement, dated as of March 1, 1999, to said Indenture (Exhibit 4.3 to Registration Statement Nos. 333-87847, 333-87847-01 and 333-87847-02)

4(c)-4	-	Supplement, dated as of October 1, 1999, to said Indenture (Exhibit 4(c)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 1999)

4(c)-5	-	Supplement, dated as of June 1, 2000, to said Indenture (Exhibit 4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2000)

4(c)-6	-	Supplement, dated as of January 21, 2004, to said Indenture (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(c)-7	-	Supplement, dated as of May 18, 2004, to said Indenture (Exhibit 4.7 to Registration Statement Nos. 333-116478, 333-116478-01 and 333-116478-02)

4(d)-1	-
Subordinated Indenture, dated as of May 9, 2001, between PPL Capital Funding, Inc., PPL Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(d)-2	-	Supplement, dated as of May 9, 2001, to said Subordinated Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(e)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-2	-	Supplement, dated as of August 1, 2001, to said Indenture (Exhibit 4.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-3	-	Supplement, dated as of February 1, 2003, to said Indenture (Exhibit 4(g)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(e)-4	-	Supplement, dated as of May 1, 2003, to said Indenture (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2002)

4(e)-5	-	Supplement, dated as of February 1, 2005, to said Indenture (Exhibit 4(g)-5 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(e)-6	-	Supplement, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(e)-7	-	Supplement, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(f)-1	-
Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-3	-	Registration Rights Agreement, dated October 19, 2001, between PPL Energy Supply, LLC and the Initial Purchasers (Exhibit 4.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-4	-	Supplement, dated as of August 15, 2004, to said Indenture (Exhibit 4(h)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(f)-5	-	Supplement, dated as of October 1, 2005, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(f)-6	-
Form of Note for PPL Energy Supply, LLC's $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM) (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(f)-7	-	Supplement, dated as of May 1, 2006, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(f)-8	-	Supplement, dated as of July 1, 2006, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(f)-9	-	Supplement, dated as of July 1, 2006, to said Indenture (Exhibit 4(c) to Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

*4(f)-10	-	Supplement, dated as of December 1, 2006, to said Indenture

4(g)-1	-
Indenture, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and JPMorgan Chase Bank, as Trustee (Exhibit 4.3 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(g)-2	-
Registration Rights Agreement, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and the Representatives of the Initial Purchasers (Exhibit 4.2 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(g)-3	-	Supplement, dated November 12, 2004, to said Indenture (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated November 17, 2004)

4(h)-1	-
Indenture, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank, as Trustee (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(h)-2	-
Registration Rights Agreement, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and the Representatives of the Initial Purchasers (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

*4(i)	-	Trust Deed constituting £105 million 1.541 percent Index-Linked Notes due 2053, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited

*4(j)	-	Trust Deed constituting £120 million 1.541 percent Index-Linked Notes due 2056, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited

*4(k)	-	Trust Deed constituting £225 million 4.80436 percent Notes due 2037, dated December 21, 2006, between Western Power Distribution (South Wales) plc and HSBC Trustee (CI) Limited

10(a)	-
$150 Million Credit and Reimbursement Agreement, dated as of April 25, 2001, among PPL Montana, LLC and the banks named therein (Exhibit 10(d) to PPL Montana, LLC Form 10-Q Report (File No. 333-50350) for the quarter ended June 30, 2001)

10(b)	-
Generation Supply Agreement, dated as of June 20, 2001, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC (Exhibit 10.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(c)-1	-
Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between NorthWestern Energy Division (successor in interest to The Montana Power Company) and PPL Montana, LLC (Exhibit 10(g) to PPL Montana, LLC Form 10-K Report (File No. 333-50350) for year ended December 31, 2001)

10(c)-2	-
Confirmation Letter dated July 5, 2006, between PPL Montana, LLC and NorthWestern Corporation (PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated July 6, 2006)

10(d)	-
Guaranty, dated as of December 21, 2001, from PPL Energy Supply, LLC in favor of LMB Funding, Limited Partnership (Exhibit 10(j) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2001)

10(e)-1	-
Agreement for Lease, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(e)-2	-
Amendment No. 1 to Agreement for Lease, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(f)-1	-
Lease Agreement, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(f)-2	-
Amendment No. 1 to Lease Agreement, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(g)	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

10(h)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(i)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(j)	-
Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(k)	-	Pollution Control Facilities Loan Agreement, dated as of February 1, 2003, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority

10(l)-1	-
Asset Purchase Agreement, dated as of June 1, 2004, by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser (Exhibit 10(a) to PPL Corporation and PPL Energy Supply, LLC Form 10-Q Reports (File Nos. 1-11459 and 333-74794) for the quarter ended June 30, 2004)

10(l)-2	-
Amendment No. 1, dated December 14, 2004, to said Asset Purchase Agreement (Exhibit 99.1 to PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated December 15, 2004)

10(m)	-
Receivables Sale Agreement, dated as of August 1, 2004, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

10(n)-1	-
Credit and Security Agreement, dated as of August 1, 2004, among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party thereto and Wachovia Bank, National Association, as Agent (Exhibit 10(e) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

*10(n)-2	-	First Amendment and Limited Waiver to said Credit and Security Agreement, dated as of October 10, 2004

*10(n)-3	-	Second Amendment to said Credit and Security Agreement, dated as of August 1, 2005

*10(n)-4	-	Third Amendment to said Credit and Security Agreement, dated as of March 15, 2006

10(n)-5	-
Fourth Amendment to said Credit and Security Agreement, dated as of July 31, 2006 (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2006)

10(o)	-
$300 Demand Loan Agreement, dated as of August 20, 2004, among CEP Lending, Inc. and PPL Energy Funding Corporation (Exhibit 10(dd) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(p)	-
Pollution Control Facilities Loan Agreement, dated as of February 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(ff) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(q)-1	-
Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2005)

10(q)-2	-	First Amendment to said Reimbursement Agreement, dated as of June 16, 2005 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2005)

10(q)-3	-	Second Amendment to said Reimbursement Agreement, dated as of September 1, 2005 (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2005)

10(q)-4	-	Third Amendment to said Reimbursement Agreement, dated as of March 30, 2006 (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated April 5, 2006)

10(q)-5	-	Fourth Amendment to said Reimbursement Agreement, dated as of April 12, 2006 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2006)

*10(q)-6	-	Fifth Amendment to said Reimbursement Agreement, dated as of November 1, 2006

10(r)	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

*10(s)	-	Amended and Restated £150 million Credit Agreement, dated as of October 15, 2005, among Western Power Distribution (South West) plc and the banks named therein

10(t)-1	-
$300 Million Five-Year Letter of Credit and Revolving Credit Agreement, dated as of December 15, 2005, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

*10(t)-2	-	First Amendment to said Letter of Credit and Revolving Credit Agreement, dated as of December 29, 2006

10(u)-1	-
$300 Million Five-Year Letter of Credit and Reimbursement Agreement, dated as of December 15, 2005, among PPL Energy Supply and the banks named therein (Exhibit 10(c) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

*10(u)-2	-	First Amendment to said Letter of Credit and Reimbursement Agreement, dated as of December 29, 2006

10(v)	-
$200 million Second Amended and Restated Five-Year Credit Agreement, dated as of June 9, 2006, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 14, 2006)

10(w)	-
$1.9 billion Amended and Restated Five-Year Credit Agreement, dated as of June 9, 2006, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated June 14, 2006)

*10(x)	-	£100 million Credit Agreement, dated as of November 17, 2006, among Western Power Distribution (South West) plc and the banks named therein

*10(y)	-	£150 million Credit Agreement, dated as of January 24, 2007, among Western Power Distribution Holdings Limited and the banks named therein

[_]10(z)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(z)-2	-
Amendment No. 1 to said Amended and Restated Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(z)-3	-
Amendment No. 2 to said Amended and Restated Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(z)-4	-
Amendment No. 3 to said Amended and Restated Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(aa)	-	Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee

[_]10(bb)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(bb)-2	-
Amendment No. 1 to said Amended and Restated Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

*[_]10(bb)-3		Amendment No. 2 to said Amended and Restated Officers Deferred Compensation Plan, dated as of January 22, 2007

[_]10(cc)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(cc)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(cc)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

*[_]10(cc)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007

[_]10(dd)-1	-	Incentive Compensation Plan, amended and restated effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(dd)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

*[_]10(dd)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007

[_]10(dd)-4	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(dd)-5	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(dd)-6	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan pursuant to PPL Corporation Cash Incentive Premium Exchange Program (Exhibit 10(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(ee)-1	-	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(ee)-2	-
Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005

*[_]10(ee)-3	-	Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007

[_]10(ff)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated March 20, 2006)

[_]10(gg)	-
Form of Severance Agreement entered into between PPL Corporation and the Executive Officers listed in this Form 10-K Report (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2001)

[_]10(hh)	-
Form of Retention Agreement entered into between PPL Corporation and Messrs. Champagne, Farr, Miller and Petersen (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2001)

[_]10(ii)	-
Agreement dated January 15, 2003 between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits (Exhibit 10(u) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

*[_]10(jj)	-	Employment letter dated December 19, 2005 between PPL Services Corporation and Jerry Matthews Simmons, Jr.

[_]10(kk)	-	2006 compensation matters regarding PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(ll)	-
Restricted Stock Unit Agreement with Mr. Hecht for restricted stock unit award under PPL Corporation's Incentive Compensation Plan (Exhibit 10(d) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(mm)	-
2006 compensation matters regarding PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated February 1, 2006, and Form 8-K/A Report (File No. 1-905) dated February 16, 2006)

[_]10(nn)	-
Establishment of 2006 annual performance goals and business criteria for incentive awards to PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated March 23, 2006)

[_]10(oo)	-
Establishment of 2006 annual performance goals and business criteria for incentive awards to PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 23, 2006)

*[_]10(pp)	-	Employment letter dated May 31, 2006 between PPL Services Corporation and William H. Spence

*[_]10(qq)	-	Employment letter dated August 29, 2006, between PPL Services Corporation and David G. DeCampli

[_]10(rr)	-	Compensation arrangement changes regarding James H. Miller (PPL Corporation Form 8-K Report (File No. 1-11459) dated September 15, 2006)

[_]10(ss)	-
Amendments to certain compensation programs and arrangements for Named Executive Officers of PPL Corporation and PPL Electric Utilities Corporation and compensation arrangement changes for non-employee Directors of PPL Corporation (PPL Corporation and PPL Electric Utilities Corporation Form 8-K Reports (File Nos. 1-11459 and 1-905) dated November 1, 2006)

[_]10(tt)	-	2007 compensation matters regarding PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated January 31, 2007)

*[_]10(uu)	-	Restricted Stock Unit Agreement with Mr. Biggar for restricted stock unit award under PPL Corporation's Incentive Compensation Plan

[_]10(vv)	-	2007 compensation matters regarding PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated January 31, 2007)

*[_]10(ww)	-	Compensation arrangement changes regarding Mr. DeCampli

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*21(a)	-	Subsidiaries of PPL Corporation

*21(b)	-	Subsidiaries of PPL Electric Utilities Corporation

*23(a)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(b)	-	Consent of Ernst & Young LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*23(d)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*23(e)	-	Consent of PricewaterhouseCoopers LLP - PPL Energy Supply, LLC

*23(f)	-	Consent of PricewaterhouseCoopers LLP - PPL Electric Utilities Corporation

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporate Organization (Selected Subsidiaries)

*99(b)	-	Examples of Wholesale Energy, Fuel and Emission Allowance Price Fluctuations - 2002 through 2006