Form 10-Q
period 2015-03-31
PPL ENERGY SUPPLY LLC
filed 2015-05-07
CIK 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Energy Supply, LLC	Yes X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PPL Energy Supply, LLC	Yes X	No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PPL Energy Supply, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL ENERGY SUPPLY, LLC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

Unless otherwise specified, references in this Report to PPL Energy Supply, LLC are references to PPL Energy Supply, LLC directly or to one or more of its subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into PPL Energy Supply, LLC's financial statements in accordance with GAAP. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Energy Supply, its subsidiaries and affiliates

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Brunner Island - PPL Brunner Island, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL and affiliate of PPL Energy Supply, engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electricity supply to its retail customers in this area as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent holding company of PPL Energy Supply and other subsidiaries.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus and other subsidiaries.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation that generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Montour - PPL Montour, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides services to PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, a subsidiary of PPL Generation that owns a nuclear-powered generating station.

Other terms and abbreviations

2014 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2014.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

Baseload generation - includes the output provided by PPL's nuclear, coal, hydroelectric and qualifying facilities.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

CCR(s) - Coal Combustion Residual(s). CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COBRA - Consolidated Omnibus Budget Reconciliation Act, which provides individuals the option to temporarily continue employer group health insurance coverage after termination of employment.

i

CSAPR - Cross-State Air Pollution Rule.

DOJ - U.S. Department of Justice.

DR - demand response, is a program designed to induce, through the use of incentive payments, retail electricity consumers to lower electricity use at times of high wholesale market prices or when system reliability is jeopardized.

EEI - Edison Electric Institute, the association that represents U.S. investor-owned electric companies.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

ERCOT - the Electric Reliability Council of Texas, operator of the electricity transmission network and electricity energy market in most of Texas.

FERC - Federal Energy Regulatory Commission, the U.S. federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

GAAP - Generally Accepted Accounting Principles in the U.S.

GHG - greenhouse gas(es).

Holdco - Talen Energy Holdings, Inc., a Delaware Corporation, which was formed for the purposes of the spinoff transaction.

Intermediate and peaking generation - includes the output provided by PPL's oil- and natural gas-fired units.

Ironwood Facility - a natural gas combined-cycle unit in Lebanon, Pennsylvania with a summer rating of 660 MW.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

LIBOR - London Interbank Offered Rate.

MATS - Mercury and Air Toxics Standards.

MDEQ - Montana Department of Environmental Quality.

MEIC - Montana Environmental Information Center.

MMBtu - One million British Thermal Units.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999. Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NDT - PPL Susquehanna's nuclear plant decommissioning trust.

NERC - North American Electric Reliability Corporation.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules. Derivatives that qualify for this exception may receive accrual accounting treatment.

NRC - Nuclear Regulatory Commission, the U.S. federal agency that regulates nuclear power facilities.

OCI - other comprehensive income or loss.

Opacity - the degree to which emissions reduce the transmission of light and obscure the view of an object in the background. There are emission regulations that limit the opacity of power plant stack gas emissions.

Order 745 - FERC Order No. 745, Demand Response Compensation in Organized Wholesale Energy Markets, issued March 15, 2011.

PADEP - the Pennsylvania Department of Environmental Protection, a state government agency.

PJM - PJM Interconnection, L.L.C., operator of the electricity transmission network and electricity energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply within its delivery area to retail customers who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

RCRA - Resource Conservation and Recovery Act of 1976.

RECs - Renewable Energy Credits.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RFC - ReliabilityFirst Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and ultimate parent company of the entities that own the competitive power generation business to be contributed to Talen Energy other than the competitive power generation business to be contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RJS Power - RJS Generation Holdings LLC, a Delaware limited liability company controlled by Riverstone, that owns the competitive power generation business to be contributed by its owners to Talen Energy other than the competitive power generation business to be contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RMC - Risk Management Committee.

RTO - Regional Transmission Organization.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting. It also requires an independent auditor to make its own assessment.

Scrubber - an air pollution control device that can remove particulates and/or gases (primarily sulfur dioxide) from exhaust gases.

SEC - the U.S. Securities and Exchange Commission, a U.S. government agency primarily responsible to protect investors and maintain the integrity of the securities markets.

SERC - SERC Reliability Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

SIFMA Index - the Securities Industry and Financial Markets Association Municipal Swap Index.

SNCR - selective non-catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases using ammonia.

Spark Spread - a measure of gross margin representing the price of power on a per MWh basis less the equivalent measure of the natural gas cost to produce that power. This measure is used to describe the gross margin of PPL and its subsidiaries' competitive natural gas-fired generating fleet. This term is also used to describe a derivative contract in which PPL and its subsidiaries sell power and buy natural gas on a forward basis in the same contract.

Superfund - federal environmental statute that addresses remediation of contaminated sites; states also have similar statutes.

Talen Energy - Talen Energy Corporation, the Delaware corporation formed to be the publicly traded company and future owner of the competitive generation assets of PPL Energy Supply and certain affiliates of Riverstone.

Tolling agreement - agreement whereby the owner of an electricity generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

VaR - value-at-risk, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

(THIS PAGE LEFT BLANK INTENTIONALLY)

v

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although PPL Energy Supply believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in PPL Energy Supply's 2014 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;

•	weather conditions affecting generation, customer energy use and operating costs and revenues;

•	operation, availability and operating costs of existing generation facilities;

•	the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at our generating facilities;

•	expansion of alternative sources of electricity generation;

•	laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change;

•	collective labor bargaining negotiations;

•	the outcome of litigation against PPL Energy Supply and its subsidiaries;

•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;

•	the commitments and liabilities of PPL Energy Supply and its subsidiaries;

•	volatility in market demand and prices for energy, capacity, transmission services, emission allowances and RECs;

•	competition in retail and wholesale power and natural gas markets;

•	sufficient liquidity in wholesale power markets to hedge our portfolio of assets efficiently and effectively;

•	defaults by counterparties under energy, fuel or other power product contracts;

•	market prices of commodity inputs for ongoing capital expenditures;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•
volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension, retiree medical, nuclear decommissioning liabilities and interest payable on certain debt securities;

•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;

•
our risk management policy and programs relating to electricity and fuel prices, interest rates and counterparty credit and non-performance risks may not work as planned, and we may suffer economic losses despite such programs. Additionally, we do not always hedge against such risks;

•	the effect on our operations and ability to comply with new statutory and regulatory requirements related to derivative financial instruments;

•	our ability to attract and retain qualified employees;

•	new accounting requirements or new interpretations or applications of existing requirements;

•	changes in securities and credit ratings;

•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;

•	changes in political, regulatory or economic conditions in states, regions or countries where PPL Energy Supply or its subsidiaries conduct business;

•	receipt of necessary governmental permits, and approvals;

•	new state, federal or foreign legislation or regulatory developments;

•	the impact of any state or federal investigations applicable to PPL Energy Supply and its subsidiaries and the energy industry;

•	the effect of any business or industry restructuring;

•	development of new projects, markets and technologies;

•	performance of new ventures;

•	delays in or additional costs related to the completion of the spinoff from PPL; and

•
business dispositions or acquisitions, including the anticipated formation of Talen Energy via the spinoff from PPL and subsequent combination with Riverstone's competitive generation business, and our ability to realize expected benefits from such business transactions. The completion of the formation of Talen Energy is contingent upon the satisfaction of a number of conditions and may present difficulties that could have an adverse effect on us.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL Energy Supply on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL Energy Supply to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and PPL Energy Supply undertakes no obligation to update the information contained in such statement to reflect subsequent developments or information.

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended
	March 31,
	2015	2014
Operating Revenues
Unregulated wholesale energy	$522	$(1,457)
Unregulated wholesale energy to affiliate	9	27
Unregulated retail energy	311	350
Energy-related businesses	104	125
Total Operating Revenues	946	(955)
Operating Expenses
Operation
Fuel	351	482
Energy purchases	1	(1,804)
Other operation and maintenance	226	229
Depreciation	77	75
Taxes, other than income	15	18
Energy-related businesses	98	124
Total Operating Expenses	768	(876)
Operating Income (Loss)	178	(79)
Other Income (Expense) - net	7	6
Interest Expense	36	32
Income (Loss) from Continuing Operations Before Income Taxes	149	(105)
Income Taxes	53	(47)
Income (Loss) from Continuing Operations After Income Taxes	96	(58)
Income (Loss) from Discontinued Operations (net of income taxes)	—	(8)
Net Income (Loss)	$96	$(66)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$96	$(66)
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of $(6), $(6)	5	5
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1	(1)	(1)
Qualifying derivatives, net of tax of $3, $4	(4)	(5)
Defined benefit plans:
Prior service costs, net of tax of $0, $(1)	—	1
Net actuarial loss, net of tax of $(3), $(1)	4	1
Total other comprehensive income (loss)	4	1
Comprehensive income (loss)	$100	$(65)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$96	$(66)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	77	80
Amortization	46	44
Defined benefit plans - expense	12	8
Deferred income taxes and investment tax credits	13	(121)
Impairment of assets	2	18
Unrealized (gains) losses on derivatives, and other hedging activities	(38)	229
Other	5	5
Change in current assets and current liabilities
Accounts receivable	(16)	(15)
Accounts payable	(94)	153
Unbilled revenues	77	(92)
Fuel, materials and supplies	73	43
Prepayments	34	(10)
Taxes payable	30	53
Other	(25)	(20)
Other operating activities
Defined benefit plans - funding	(74)	(30)
Other assets	5	(5)
Other liabilities	(2)	2
Net cash provided by operating activities	221	276
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(109)	(88)
Purchases of nuclear plant decommissioning trust investments	(43)	(32)
Proceeds from the sale of nuclear plant decommissioning trust investments	38	27
Proceeds from the receipt of grants	—	56
Net (increase) decrease in restricted cash and cash equivalents	(7)	(344)
Other investing activities	(9)	(8)
Net cash provided by (used in) investing activities	(130)	(389)
Cash Flows from Financing Activities
Distributions to member	(191)	(654)
Net increase (decrease) in short-term debt	(30)	970
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	(222)	315
Net Increase (Decrease) in Cash and Cash Equivalents	(131)	202
Cash and Cash Equivalents at Beginning of Period	352	239
Cash and Cash Equivalents at End of Period	$221	$441

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$221	$352
Restricted cash and cash equivalents	183	176
Accounts receivable (less reserve: 2015, $2; 2014, $2)
Customer	212	186
Other	38	103
Accounts receivable from affiliates	68	36
Unbilled revenues	141	218
Fuel, materials and supplies	382	455
Prepayments	36	70
Price risk management assets	988	1,079
Other current assets	18	26
Total Current Assets	2,287	2,701
Investments
Nuclear plant decommissioning trust funds	965	950
Other investments	30	30
Total Investments	995	980
Property, Plant and Equipment
Generation	11,318	11,318
Nuclear fuel	749	624
Other	293	293
Less: accumulated depreciation	6,340	6,242
Property, plant and equipment, net	6,020	5,993
Construction work in progress	351	443
Total Property, Plant and Equipment, net	6,371	6,436
Other Noncurrent Assets
Goodwill	72	72
Other intangibles	259	257
Price risk management assets	310	239
Other noncurrent assets	72	75
Total Other Noncurrent Assets	713	643
Total Assets	$10,366	$10,760

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2015	2014
Liabilities and Equity
Current Liabilities
Short-term debt	$600	$630
Long-term debt due within one year	535	535
Accounts payable	225	361
Accounts payable to affiliates	34	50
Taxes	58	28
Interest	41	16
Price risk management liabilities	904	1,024
Other current liabilities	179	246
Total Current Liabilities	2,576	2,890
Long-term Debt	1,682	1,683
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,226	1,223
Investment tax credits	26	27
Price risk management liabilities	259	193
Accrued pension obligations	230	299
Asset retirement obligations	423	415
Other deferred credits and noncurrent liabilities	128	123
Total Deferred Credits and Other Noncurrent Liabilities	2,292	2,280
Commitments and Contingent Liabilities (Note 7)
Member's Equity	3,816	3,907
Total Liabilities and Equity	$10,366	$10,760

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
Member's equity

December 31, 2014	$3,907
Net income (loss)	96
Other comprehensive income (loss)	4
Distributions	(191)
March 31, 2015	$3,816

December 31, 2013	$4,798
Net income (loss)	(66)
Other comprehensive income (loss)	1
Contributions from member	(654)
March 31, 2014	$4,079

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Capitalized terms and abbreviations appearing in the unaudited notes to condensed consolidated financial statements are defined in the glossary.  Dollars are in millions, unless otherwise noted.

Business-Anticipated Spinoff from PPL

PPL Energy Supply, headquartered in Allentown, Pennsylvania, is an indirect wholly owned subsidiary of PPL and is an energy company that, through its principal subsidiaries, is primarily engaged in the competitive generation and marketing of electricity in two key markets - the northeastern and northwestern U.S.

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners a newly formed entity, Holdco, which at such time will own all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy. Immediately following the spinoff, Holdco will merge with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply. Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed by its owners to become a subsidiary of Talen Energy.  Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%.  PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy.  The transaction is subject to customary closing conditions, including receipt of required regulatory approvals from the NRC, FERC, DOJ and PUC, all of which were received by mid-April 2015.  In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn credit capacity under a revolving credit or similar facility of Talen Energy or one or more of its subsidiaries. Any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions at the time of the spinoff are excluded from this calculation.

In connection with the FERC approval, PPL and RJS Power agreed that within 12 months after closing of the transaction, Talen Energy will divest approximately 1,300 MW of generating assets in one of two groups of assets (from PPL Energy Supply's existing portfolio, this includes either the Holtwood and Wallenpaupack hydroelectric facilities or the Ironwood facility), and limit PJM energy market offers from assets it would retain in the other group to cost-based offers.

On April 29, 2015, PPL's Board of Directors declared the distribution of Holdco to PPL's shareowners of record on May 20, 2015, with the spinoff to occur on June 1, 2015.

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the PPL Energy Supply organization and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Note 8 in PPL Energy Supply's 2014 Form 10-K for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At March 31, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $3 million and $9 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs to be incurred primarily include accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL employees who have become PPL Energy Supply employees in connection with the transaction.  These costs will be recognized at the spinoff closing date.  PPL Energy Supply estimates these additional costs will be in the range of $30 million to $40 million.

In accordance with business combination accounting guidance, PPL Energy Supply will treat the combination with RJS Power as an acquisition and PPL Energy Supply will be considered the acquirer of RJS Power.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  PPL Energy Supply's Balance Sheet at December 31, 2014 is derived from PPL Energy Supply's 2014 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in PPL Energy Supply's 2014 Form 10-K.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2015 financial statements.

"Income (Loss) from Discontinued Operations (net of income taxes)" for the three months ended March 31, 2014 on the Statement of Income includes the activities of PPL Montana's hydroelectric generating facilities sold in the fourth quarter of 2014.  See Note 5 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.  Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to Note 1 in PPL Energy Supply's 2014 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  PPL EnergyPlus has no continuing involvement or interest in its accounts receivable purchased by PPL Electric.  During the three months ended March 31, 2015 and 2014, PPL Electric purchased $93 million and $105 million of accounts receivable from PPL EnergyPlus.

New Accounting Guidance Adopted

Reporting of Discontinued Operations

Effective January 1, 2015, PPL Energy Supply prospectively adopted accounting guidance that changes the criteria for determining what should be classified as a discontinued operation and the related presentation and disclosure requirements. A discontinued operation may include a component of an entity or a group of components of an entity, or a business activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (1) The components of an entity or a group of components of an entity meets the criteria to be classified as held for sale, (2) The component of an entity or a group of components of an entity is disposed of by sale, or (3) The component of an entity or a group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

The initial adoption of this guidance did not have a significant impact on PPL Energy Supply but will impact the amounts presented as discontinued operations and will enhance the related disclosure requirements related to future disposals or held for sale classifications.

3.  Income Taxes

Reconciliation of income taxes for the periods ended March 31 are:

	Three Months
	2015	2014
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$52	$(37)
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	(12)
Federal income tax credits	(3)	(1)
Other	(1)	3
Total increase (decrease)	1	(10)
Total income taxes	$53	$(47)

Other

In February 2015, PPL and the IRS Appeals division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. The settlement was required to be reviewed and approved by the Joint Committee on Taxation (JCT) before it is considered final. In April 2015, PPL was notified that the JCT approved PPL's settlement. Subject to a final determination of interest on the refund, PPL Energy Supply expects to record a tax benefit in the range of $7 million to $15 million in the second quarter of 2015 related to the settlement of previously unrecognized tax benefits.

4.  Financing Activities

Credit Arrangements and Short-term Debt

PPL Energy Supply maintains credit facilities to enhance liquidity and provide credit support. The following syndicated credit facility was in place at:

	March 31, 2015					December 31, 2014
	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued
Syndicated Credit Facility (a)	Nov 2017	$3,000	$600	$267	$2,133	$630	$121

(a)	At March 31, 2015 and December 31, 2014, interest rates on outstanding borrowings were 2.12% and 2.05%. The amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

The Letter of Credit Facility and Uncommitted Credit Facilities that existed at December 31, 2014 have either expired or matured during the first quarter of 2015. Any previously issued letters of credit under these facilities were either terminated or reissued under the Syndicated Credit Facility at March 31, 2015.

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, which provides PPL Energy Supply the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At March 31, 2015, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2019, but is subject to automatic one-year renewals under certain conditions.  There were $88 million of secured obligations outstanding under this facility at March 31, 2015.

5.  Acquisitions, Development and Divestitures

PPL Energy Supply from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.  See Note 8 in PPL Energy Supply's 2014 Form 10-K for additional information.

Discontinued Operations

Montana Hydro Sale

In November 2014, PPL Montana completed the sale to NorthWestern of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash.  The sale included 11 hydroelectric power facilities and related assets.

Following are the components of Discontinued Operations in the Statement of Income for the period ended March 31.

Three Months
2014
Operating revenues	29
Interest expense (a)	2
Income (loss) before income taxes (b)	(10)
Income (Loss) from Discontinued Operations (net of income taxes) (b)	(8)

(a)	Represents allocated interest expense based upon the discontinued operations share of the net assets of PPL Energy Supply.

(b)	Includes an impairment charge related to the Kerr Dam Project. See Note 10 for additional information.

6.  Defined Benefits

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to PPL Energy Supply for plans sponsored by PPL Services.

Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL Energy Supply for the periods ended March 31:

	Pension Benefits
	Three Months
	2015	2014
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(3)	(2)
Amortization of:
Actuarial (gain) loss	1	—
Net periodic defined benefit costs (credits)	$1	$1

In addition to the specific plans it sponsors, PPL Energy Supply is also allocated costs of defined benefit plans sponsored by PPL Services which management believes are reasonable. For the periods ended March 31, Energy Supply was allocated the following net periodic defined benefit costs.

Three Months
2015	2014
$11	$7

7.  Commitments and Contingencies

Legal Matters

PPL Energy Supply and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL Energy Supply and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Sierra Club Litigation

On March 6, 2013, the Sierra Club and MEIC filed a complaint in the U.S. District Court, District of Montana, Billings Division against PPL Montana and the other Colstrip Steam Electric Station (Colstrip) co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, NorthWestern and PacifiCorp. PPL Montana operates Colstrip on behalf of the co-owners. The complaint alleges certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements and listed 39 separate claims for relief.  The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.

In July 2013, the Sierra Club and MEIC filed an additional Notice of Intent to Sue, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  PPL Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  On August 27, 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but alleges those claims in regard to only eight projects at the plant between 2001 and 2013.  On September 26, 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery has been completed.  In April 2015, the plaintiffs indicated they intend to pursue claims related to only four of the remaining projects. In January 2015, trial as to liability in this matter was rescheduled to November 16, 2015. A trial date with respect to remedies, if there is a finding of liability, has not been scheduled. PPL Energy Supply believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously assert the same. PPL Energy Supply cannot predict the ultimate outcome of this matter at this time.

Notice of Intent to File Suit

In October 2014, PPL Energy Supply received a notice letter from the Chesapeake Bay Foundation (CBF) alleging violations of the Clean Water Act and Pennsylvania Clean Streams Law at the Brunner Island generation plant.  The letter was sent to PPL Brunner Island and the PADEP and is intended to provide notice of the alleged violations and CBF's intent to file suit in Federal court after expiration of the 60 day statutory notice period.  Among other things, the letter alleges that PPL Brunner Island failed to comply with the terms of its National Pollutant Discharge Elimination System permit and associated regulations related to the application of nutrient credits to the facility's discharges of nitrogen into the Susquehanna River.  The letter also alleges that PADEP has failed to ensure that credits generated from nonpoint source pollution reduction activities that PPL Brunner Island applies to its discharges meet the eligibility and certification requirements under PADEP's nutrient trading program regulations.  If a court-approved settlement cannot be reached, CBF plans to seek injunctive relief, monetary penalties, fees and costs of litigation.  PPL Energy Supply cannot predict the outcome of this matter.

Proposed Legislation - Pacific Northwest

In the first quarter of 2015, legislation was proposed in the State of Oregon to eliminate, over time, the sale of electricity in Oregon from coal-fired generating facilities, and in the State of Washington to provide a means of cost recovery to utility owners of coal-fired generating facilities who commit to retire such facilities. Both proposals are in early stages of consideration and PPL Energy Supply cannot predict whether any legislation seeking to achieve the objectives of the Oregon or Washington legislation will be enacted. Were such legislation to be enacted as proposed, such laws, either individually or collectively, would not be expected to have a material adverse effect on PPL Energy Supply's financial condition or results of operation.

Regulatory Issues

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law (the Act) that PPL Energy Supply believes would intervene in the wholesale capacity market to create incentives for the development of new, in-state electricity generation facilities even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In February 2011, PPL Energy Supply and several other companies filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution and requesting relief barring implementation.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Third Circuit (Third Circuit) by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey (the Appellants). In September 2014, the Third Circuit affirmed the District Court's decision. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U. S. Solicitor General to submit briefs expressing its views as to the issues raised in this case.

Maryland Capacity Order

In April 2012, the Maryland Public Service Commission (MD PSC) ordered (Order) three electric utilities in Maryland to enter into long-term contracts to support the construction of new electricity generating facilities in Maryland, the intent of which, PPL Energy Supply believed, was to encourage the construction of new generation even when, under the FERC-approved PJM economic model, such new generation would not be economic. The MD PSC action could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, PPL Energy Supply and several other companies filed a complaint in U.S. District Court (District Court) in Maryland challenging the Order on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution, and requested declaratory and injunctive relief barring implementation of the Order by the MD PSC Commissioners.  In September 2013, the District Court issued a decision finding the order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) by CPV Power Development, Inc. and the State of Maryland (the Appellants).  In June 2014, the Fourth Circuit affirmed the District Court's opinion and subsequently denied the Appellants' motion for rehearing. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U.S. Solicitor General to submit briefs expressing its views as to the issues raised in this case.

Pacific Northwest Markets

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, the FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding by the City of Seattle for approximately $50 million.  Hearings before a FERC Administrative Law Judge (ALJ) regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014.  In March 2014, the ALJ issued an initial decision denying the City of Seattle's complaint against PPL Montana.  The initial decision is pending review by the FERC. In June 2015, the United States Court of Appeals for the Ninth Circuit will hold oral arguments on an appeal from the FERC's October 2011 order setting out the remand process that FERC has followed from 2011 to the present.

Although PPL Energy Supply and its subsidiaries believe they have not engaged in any improper trading or marketing practices affecting the Pacific Northwest markets, PPL Energy Supply cannot predict the outcome of the above-described proceedings or whether any subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.  Consequently, PPL Energy Supply cannot estimate a range of reasonably possible losses, if any, related to this matter.

Electricity - Reliability Standards

The NERC is responsible for establishing and enforcing mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.

PPL Energy Supply monitors its compliance with the Reliability Standards and continues to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.  Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL Energy Supply affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In October 2012, the FERC initiated its consideration of proposed changes to Reliability Standards to address the impacts of geomagnetic disturbances on the reliable operation of the bulk-power system, which might, among other things, lead to a requirement to install equipment that blocks geomagnetically induced currents on implicated transformers.  In May 2013, FERC issued Order No. 779, requiring NERC to submit two types of Reliability Standards for FERC's approval.  The first type would require certain owners and operators of the nation's electricity infrastructure, such as PPL Energy Supply, to develop and implement operational procedures to mitigate the effects of geomagnetic disturbances on the bulk-power system.  This NERC-proposed standard was filed by NERC with FERC for approval in January 2014 and was approved in June 2014.  The second type is to require owners and operators of the bulk-power system to assess certain geomagnetic disturbance events and develop and implement plans to protect the bulk-power system from those events. This proposal was filed by NERC with FERC for approval by January 22, 2015 and is pending consideration by FERC. PPL Energy Supply may be required to make significant expenditures in new equipment or modifications to their facilities to comply with the new requirements.  PPL Energy Supply is unable to predict the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for geomagnetic disturbances.

Environmental Matters

Due to the environmental issues discussed below or other environmental matters, it may be necessary for PPL Energy Supply to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.  In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost of these permits and rules.

Air

CSAPR

The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. In accordance with an October 2014 U.S. Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases: Phase 1 commenced in January 2015 and Phase 2 commences in 2017. Sulfur dioxide emissions are subject to an annual trading program and nitrogen oxide emissions are subject to annual and ozone season programs. Oral arguments pertaining to outstanding challenges to the EPA's CSAPR were heard before the D.C. Circuit Court during February 2015.

Although PPL Energy Supply does not anticipate significant costs to comply with these programs, changes in market or operating conditions could result in impacts that are higher than anticipated.

National Ambient Air Quality Standards

In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT).  The PADEP is expected to finalize a RACT rule in 2015 requiring some fossil-fueled plants to operate at more stringent nitrogen oxide emission rates. The EPA proposed to further strengthen the ozone standard in November 2014, which could lead to further nitrogen oxide reductions, for PPL Energy Supply's fossil-fueled plants within the OTR. The EPA is under court order to finalize the standard by October 1, 2015. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment. In January 2015, the EPA issued a policy memo to state agencies to facilitate the development of these plans for the 2008 standard, including modeling data defining state contributions. The implementation of such plans could have an impact on the structure and stringency of CSAPR Phase 2 reductions (discussed above), or it could lead to the development of a new ozone transport rule. Non-OTR states are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be determined at this time.

In 2010, the EPA finalized a new National Ambient Air Quality Standard for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment".  In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Yellowstone County in Montana (Billings area). Attainment must be achieved by 2018.  Pursuant to a consent decree between the EPA and Sierra Club approved on March 2, 2015, states are working to finalize designations for other areas by the 2017 or 2020 deadline depending on which designation methodology is used.  PPL Energy Supply anticipates that some of the measures required for compliance with the CSAPR (as discussed above), or the MATS, or the Regional Haze Rules (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants will help to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment (as noted above) is not expected to be significant, as the operations were suspended and the plant was retired in March 2015. In addition, MDEQ recently submitted a request to the EPA for a determination that this area is in attainment. If the EPA agrees with this request, then the deadlines associated with non-attainment would be suspended.

In December 2012, the EPA issued final rules that tighten the annual National Ambient Air Quality Standard for fine particulates. The rules were challenged by industry groups, and in May 2014 the D.C. Circuit Court upheld them. On January 15, 2015, the EPA published a final rule establishing area designations under the standard. Non-attainment areas in Pennsylvania were identified; however, EPA recently approved state implementation plan revisions for both states that improved these classifications. PPL Energy Supply plants in Pennsylvania will not be expected to make further reductions towards achieving attainment.

Until final rules are promulgated, non-attainment designations are finalized and state compliance plans are developed, PPL Energy Supply cannot predict the ultimate outcome of the new National Ambient Air Quality standards for ozone, sulfur dioxide and particulate matter.

MATS

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, known as the MATS, with an effective date of April 16, 2012. The rule was challenged by industry groups and states and was upheld by the D.C. Circuit Court, in April 2014. A group of states subsequently petitioned the U.S. Supreme Court to review this decision and on March 25, 2015 oral arguments were heard as to one issue - whether or not EPA unreasonably refused to consider costs when determining whether the MATS regulation was appropriate and necessary. A U.S. Supreme Court decision is expected by June 30, 2015. The rule provides for a three-year compliance deadline with the potential for one- and two-year extensions as provided under the statute. PPL Energy Supply has completed installation or upgrading of relevant environmental controls at affected plants or have received compliance extensions for certain plants as applicable.

PPL Energy Supply believes that installation of chemical additive systems and other controls may be necessary at certain coal-fired plants in Pennsylvania, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  With respect to PPL Energy Supply's Montana plants, modifications to the air pollution controls installed at Colstrip are required, the cost of which is not expected to be significant.  Operations were suspended and the Corette plant was retired in March 2015 due to expected market conditions and the costs to comply with the MATS requirements.

PPL Energy Supply is conducting in-depth reviews of the EPA's amendments to the final rule and certain proposed corrections, none of which are currently expected to be significant.

Regional Haze and Visibility

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to make reasonable progress every decade, through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates. To date, the focus of regional haze regulation has been the western U.S. As for the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups and others.

In Montana, the EPA Region 8 developed the regional haze plan as the MDEQ declined to do so. The EPA finalized the Federal Implementation Plan (FIP) for Montana in September 2012.  The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed stricter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply was meeting these stricter permit limits at Corette without any significant changes to operations, although other requirements have led to the suspension of operations and retirement of Corette in March 2015 (see "MATS" discussion above).  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxides and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant.  Both PPL Energy Supply and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit oral argument was heard in May 2014, and the parties are awaiting a decision.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  PPL Energy Supply received various EPA information requests in 2007 and 2009, but has received no further communications from the EPA related to those requests since providing their responses.  In January 2009, PPL Energy Supply and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  The companies responded to the EPA and the matter remains open. In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during a Spring 2012 maintenance outage at Colstrip Unit 1.  The EPA requests remain an open matter.  In September 2012, PPL Montana received an information request from the MDEQ regarding Colstrip Unit 1 and other projects.  MDEQ formally suspended this request on June 6, 2014, in consideration of pending litigation (see "Legal Matters - Sierra Club Litigation" above).  PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

States and environmental groups also have commenced litigation alleging violations of the NSR regulations by coal-fired generating plants across the nation.  See "Legal Matters" above for information on a lawsuit filed by environmental groups in March 2013 against PPL Montana and other owners of Colstrip.

If any PPL Energy Supply subsidiary is found to have violated NSR regulations by significantly increasing pollutants through a major plant modification, the subsidiary would, among other things, be required to meet stringent permit limits reflecting Best Available Control Technology (BACT) for pollutants meeting the National Ambient Air Quality Standards (NAAQS) in the area and reflecting Lowest Achievable Emission Rates for pollutants not meeting the NAAQS in the area.  The costs to meet such limits, including installation of technology at certain units, could be material.

Climate Change

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of carbon dioxide emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  The EPA's rules were challenged in court and on June 23, 2014, the U.S. Supreme Court ruled that the EPA has the authority to regulate carbon dioxide emissions under these provisions of the

Clean Air Act but only for stationary sources that would otherwise have been subject to these provisions due to significant increases in emissions of other pollutants.  As a result, any new sources or major modifications to an existing GHG source causing a net significant increase in carbon dioxide emissions must comply with BACT permit limits for carbon dioxide if it would otherwise be subject to BACT or lowest achievable emissions rate limits due to significant increases in other pollutants.

In June 2013, President Obama released his Climate Action Plan that reiterates the goal of reducing GHG emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. Additionally, the Climate Action Plan calls for the U.S. to prepare for the impacts of climate change. Requirements related to this plan could affect PPL Energy Supply and others in the industry as modifications may be needed to electricity delivery systems to improve the ability to withstand major storms in order to meet those requirements. As further described below, the EPA has proposed rules pursuant to this directive, which it expects to finalize in the second or third quarter of 2015. The EPA has also announced that it will develop a federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan. The EPA’s authority to promulgate these regulations under Section 111 of the Clean Air Act when the sources are already regulated under Section 112 is under challenge in the D.C. Circuit Court. Oral arguments were heard on April 16, 2015.

In January 2014, the EPA issued a revised proposal to regulate carbon dioxide emissions from new power plants. The revised proposal calls for separate emission standards for coal and gas units based on the application of different technologies. The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the revised proposal effectively precludes the construction of new coal-fired plants. The standard for natural gas-fired combined-cycle power plants is the same as the EPA proposed in 2012 and is not continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new gas-fired plants could have a significant industry-wide impact.

In June 2014, the EPA issued proposed regulations addressing carbon dioxide emissions from existing power plants. The existing plant proposal contains state-specific rate-based reduction goals and guidelines for the development, submission and implementation of state plans to achieve the state goals. State-specific goals were calculated from 2012 data by applying EPA's broad interpretation and definition of the Best System of Emission Reduction resulting in stringent targets to be met in two phases (2020-2029 and 2030 and beyond). The EPA believes it has offered some flexibility to the states as to how state compliance plans can be crafted, including the option to demonstrate compliance on a mass basis and through multi-state collaborations. The EPA is also proposing potential state plan extensions based on the type of plan filed (single or multi-state). PPL has analyzed the proposal and identified potential impacts and solutions in comments filed on December 1, 2014. PPL also submitted Supplemental Comments to FERC through EEI advocating for reliability coordination and relief in response to technical conferences hosted by FERC on the reliability implications of implementing this rule. The regulation of carbon dioxide emissions from existing power plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

In June 2014, the EPA also proposed a regulation addressing carbon dioxide emissions from existing power plants that are modified or reconstructed. PPL Energy Supply, however, does not expect a significant impact from this rulemaking as there are no plans to modify or reconstruct their existing plants in a manner that would trigger the proposed requirements.

Based on the stringent GHG reduction requirements in the EPA's proposed rule, for existing plants and based on information gained from public input, the PADEP is no longer expecting to achieve all required GHG reductions by solely increasing efficiency at existing fossil-fuel plants and/or reducing their generation as set forth in the PADEP's April 10, 2014 white paper.  In October 2014, the Governor of Pennsylvania signed into law, Act 175 of 2014 requiring the PADEP to obtain General Assembly approval of any state plan addressing GHG emissions under the EPA's GHG rules for existing plants.  The law includes provisions to minimize the exposure to a federal implementation plan due to legislative delay.

The MDEQ, at the request of the Governor of Montana, has issued a white paper outlining possible regulatory scenarios to implement the EPA's proposed GHG rule for existing plants including a combination of increasing energy efficiency at coal-fired plants, adding more low- and zero-carbon generation, and carbon sequestration at Colstrip.  The white paper was made public in September 2014 and the MDEQ has held public meetings to present the white paper and gather comments. Legislation drafted to require legislative approval of any related plan formulated by MDEQ was tabled.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the Second Circuit and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  PPL Energy Supply cannot predict the outcome of these lawsuits or estimate a range of reasonably possible losses, if any.

Renewable Energy Legislation

In Pennsylvania, House Bill 100 was introduced in February 2015, proposing to increase AEPS solar and Tier 1 targets. A similar bill is in the process of being introduced in the Senate (no bill number is available at this time). PPL Energy Supply cannot predict the outcome of this legislative effort.

In New Jersey, a bill (S-1475) has been introduced to increase the current Renewable Portfolio Standard (RPS) to 30% from Class I sources by 2020.  The chairman of the Senate Environmental Committee convened a workgroup to look at further changes to New Jersey's RPS law to enable New Jersey to meet emissions goals established in the state's Global Warming Response Act.  A bill (S-2444) was subsequently introduced to mandate that 80% of New Jersey's electricity be generated from renewable resources by 2050.  PPL Energy Supply cannot predict the outcome of this legislation.

PPL Energy Supply believes there are financial, regulatory and operational uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply and downward pressure on energy prices that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL Energy Supply cannot predict the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule will become effective on October 14, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. PPL Energy Supply expects that its plants using surface impoundments for management and disposal of CCRs or the past management of CCRs and continued use to manage waste waters will be most impacted by this rule. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. PPL Energy Supply also anticipates incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies.

PPL Energy Supply is reviewing the rule and is still evaluating its financial and operational impact. It is expected that these requirements will result in increases to existing AROs which will be recorded in the second quarter of 2015. PPL Energy Supply is not yet able to determine an estimate of the expected increases to the existing AROs.

Effluent Limitations Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities, if finalized as proposed. The proposal contains alternative approaches, some of which could significantly impact PPL Energy Supply's coal-fired plants.  The final regulation is expected to be issued by the third or fourth quarter of 2015. At the present time, PPL Energy Supply is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the

ELGs, certain states (including Pennsylvania) and environmental groups are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines.

Seepages and Groundwater Infiltration - Pennsylvania and Montana

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various PPL Energy Supply plants.  PPL Energy Supply has completed or is completing assessments of seepages or groundwater infiltration at various facilities and has completed or is working with agencies to respond to notices of violations and implement assessment or abatement measures, where required or applicable.  A range of reasonably possible losses cannot currently be estimated.

In August 2012, PPL Montana entered into an Administrative Order on Consent (AOC) with the MDEQ which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant.  The AOC requires that within five years, PPL Montana provide financial assurance to the MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities.  PPL Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to this facility.

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER) on behalf of the Sierra Club, the MEIC, and the National Wildlife Federation.  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.  This matter was stayed in December 2012.  In April 2014, Earthjustice filed a motion for leave to amend the petition for review and to lift the stay which was granted by the court in May 2014.  PPL Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were both denied in October 2014. Discovery is ongoing, and a bench trial is set for April 2016.

Clean Water Act/316(b)

The EPA's final 316(b) rule for existing facilities, became effective in October 2014, and regulates cooling water intake structures and their impact on aquatic organisms.  States are allowed considerable authority to make site-specific determinations under the rule.  The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment).  Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs.  Once-through systems would likely require additional technology to comply with the rule.  Brunner Island (all units) are the only units expected to be impacted.
PPL Energy Supply is evaluating compliance strategies but does not presently expect the compliance costs to be material.

Waters of the United States (WOTUS)

In April 2014, the EPA and the U.S. Army Corps of Engineers (Army Corps) published a proposed rule defining WOTUS that could greatly expand the federal government's interpretation of what constitutes WOTUS subject to regulation under the Clean Water Act.  If the definition is expanded as proposed by the EPA and the Army Corps, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant. The EPA plans to make certain changes to the proposed regulation based on comments received. The U.S. House and Senate are considering legislation to block this regulation. Until a final rule is issued, PPL Energy Supply cannot predict the outcome of the pending rulemaking. A final rule is expected by summer 2015.

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all or some PCB-containing equipment.  The EPA is planning to propose the revised regulations in 2015.  PCBs are found, in varying degrees, in all of PPL Energy Supply's operations.  PPL Energy Supply cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on its facilities, but the costs could be significant.

A subsidiary of PPL Energy Supply has investigated alternatives to exclude fish from the discharge channel at its Brunner Island plant.  In June 2012, a Consent Order and Agreement (COA) with the PADEP was signed, allowing the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel.  The COA required a retrofit of impingement control technology at the intakes to the cooling towers, at a cost that would have been significant.  Based on the results of the first year of study, the PADEP has suggested closing the COA and writing a new COA to resolve the issue.  PPL Energy Supply is in negotiations with the agency at this time.  PPL Energy Supply cannot predict at this time the outcome of the proposed new COA and what impact, if any, it would have on their facilities, but the costs could be significant.

Superfund and Other Remediation

From time to time, PPL Energy Supply undertakes remedial action in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL Energy Supply's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations.  Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on PPL Energy Supply's operations.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in significant additional costs for PPL Energy Supply.

Other

Nuclear Insurance

The Price-Anderson Act is a United States Federal law governing liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any U.S. licensed nuclear facility.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  At March 31, 2015, the liability limit per incident is $13.6 billion for such claims which is funded by insurance coverage from American Nuclear Insurers and an industry assessment program.

Under the industry assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, PPL Susquehanna could be assessed up to $255 million per incident, payable at $38 million per year.

Additionally, PPL Susquehanna purchases property insurance programs from NEIL, an industry mutual insurance company of which PPL Susquehanna is a member.  At March 31, 2015, facilities at the Susquehanna plant are insured against property damage losses up to $2.0 billion.  PPL Susquehanna also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, PPL Susquehanna could be assessed retrospective premiums in the event of the insurers' adverse loss experience.  This maximum assessment is $46 million at March 31, 2015. Effective April 1, 2015, this maximum assessment increased to $55 million. PPL Energy Supply has additional coverage that, under certain conditions, may reduce this exposure.

Guarantees and Other Assurances

In the normal course of business, PPL Energy Supply enters into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies.  These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

The table below details guarantees provided as of March 31, 2015.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance for the guarantees described below is remote with the exception of a $12 million recorded liability at March 31, 2015. The recorded liability at December 31, 2014 was $13 million.

	Exposure at March 31, 2015		Expiration Date
Indemnifications for sales of assets	1,150	(a)	2016 - 2025

(a)
Indemnifications are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters.  PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits. The exposure at March 31, 2015 includes amounts related to the sale of the Montana Hydroelectric facilities. See Note 5 for additional information related to the sale.

PPL Energy Supply provides other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, no significant payments have been made with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.

PPL, on behalf of itself and certain of its subsidiaries (including PPL Energy Supply), maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage provides maximum aggregate coverage of $225 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

8.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable

PPL Electric holds competitive solicitations for PLR generation supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales between PPL EnergyPlus and PPL Electric are included in the Statements of Income as "Unregulated wholesale energy to affiliate" by PPL Energy Supply.

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric when:  (a) the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit.  At March 31, 2015, PPL EnergyPlus was not required to post collateral.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from PPL EnergyPlus.

At March 31, 2015, PPL EnergyPlus had a net credit exposure of $31 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Support Costs

PPL Energy Supply is provided with administrative, management and support services, primarily from PPL Services. Where applicable, the costs of these services are charged to PPL Energy Supply as direct support costs.  General costs that cannot be directly attributed to a specific affiliate are allocated and charged to the respective affiliates, including PPL Energy Supply, as indirect support costs.  PPL Services uses a three-factor methodology that includes the affiliates invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.

PPL Energy Supply was charged primarily by PPL Services the following amounts for the periods ended March 31, and believes these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

Three Months
2015	2014
$49	$58

Other

See Note 6 for discussions regarding intercompany allocations associated with defined benefits.

9.  Other Income (Expense) - net

"Other Income (Expense) - net" for the three months ended March 31, 2015 and 2014 was primarily earnings on securities in NDT funds.

10.  Fair Value Measurements and Credit Concentration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three months ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2.  See Note 1 in PPL Energy Supply's 2014 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$221	$221	$—	$—	$352	$352	$—	$—
Restricted cash and cash equivalents (a)	201	201	—	—	193	193	—	—
Price risk management assets:
Energy commodities	1,298	2	1,136	160	1,318	6	1,171	141
Total price risk management assets	1,298	2	1,136	160	1,318	6	1,171	141
NDT funds:
Cash and cash equivalents	20	20	—	—	19	19	—	—
Equity securities
U.S. large-cap	620	461	159	—	611	454	157	—
U.S. mid/small-cap	93	38	55	—	89	37	52	—
Debt securities
U.S. Treasury	97	97	—	—	99	99	—	—
U.S. government sponsored agency	8	—	8	—	9	—	9	—
Municipality	76	—	76	—	76	—	76	—
Investment-grade corporate	45	—	45	—	42	—	42	—
Other	3	—	3	—	3	—	3	—
Receivables (payables), net	3	1	2	—	2	—	2	—
Total NDT funds	965	617	348	—	950	609	341	—
Auction rate securities (b)	8	—	—	8	8	—	—	8
Total assets	$2,693	$1,041	$1,484	$168	$2,821	$1,160	$1,512	$149
Liabilities
Price risk management liabilities:
Energy commodities	$1,163	$2	$1,130	$31	$1,217	$5	$1,182	$30
Total price risk management liabilities	$1,163	$2	$1,130	$31	$1,217	$5	$1,182	$30

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)	Included in "Other investments" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended March 31, is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months 2015
	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$111	$8	$119
Total realized/unrealized gains (losses) included in earnings	(17)	—	(17)
Settlements	30	—	30
Transfers into Level 3	4	—	4
Transfers out of Level 3	1	—	1
Balance at end of period	$129	$8	$137

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months 2014
	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$24	$16	$40
Total realized/unrealized gains (losses) included in earnings	(135)	—	(135)
Sales	—	(3)	(3)
Settlements	128	—	128
Balance at end of period	$17	$13	$30

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	March 31, 2015
	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$49	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (43%)
Power sales contracts (c)	1	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (82%)
Heat rate options (e)	79	Discounted cash flow	Proprietary model used to calculate forward prices	22% - 44% (40%)
Auction rate securities (f)	8	Discounted cash flow	Modeled from SIFMA Index	50% - 69% (56%)

	December 31, 2014
	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$59	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (52%)
Power sales contracts (c)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (59%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate options (e)	50	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 51% (45%)
Auction rate securities (f)	8	Discounted cash flow	Modeled from SIFMA Index	51% - 69% (63%)

(a)	For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.

(b)
As the forward price of natural gas increases/(decreases), the fair value of purchase contracts increases/(decreases).  As the forward price of natural gas increases/(decreases), the fair value of sales contracts (decreases)/increases.

(c)
As forward market prices increase/(decrease), the fair value of contracts (decreases)/increases.  As volumetric assumptions for contracts in a gain position increase/(decrease), the fair value of contracts increases/(decreases).  As volumetric assumptions for contracts in a loss position increase/(decrease), the fair value of the contracts (decreases)/increases.

(d)	As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).

(e)
The proprietary model used to calculate fair value incorporates market heat rates, correlations and volatilities.  As the market implied heat rate increases/(decreases), the fair value of the contracts increases/(decreases).

(f)
The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended March 31 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net
	Unregulated Wholesale Energy		Unregulated Retail Energy		Energy Purchases
	2015	2014	2015	2014	2015	2014
Total gains (losses) included in earnings	$21	$(89)	$(40)	$(63)	$2	$17
Change in unrealized gains (losses) relating to positions still held at the reporting date	25	(13)	(9)	(33)	1	1

Price Risk Management Assets/Liabilities - Energy Commodities

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative contracts, which are valued using the market approach and are classified as Level 1.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  Energy commodity contracts include forwards, futures, swaps, options and structured transactions and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and other standard industry models.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using PPL Energy Supply's proprietary models which may include significant unobservable inputs such as delivery at a location where pricing is unobservable, delivery dates that are beyond the dates for which independent quotes are available, volumetric assumptions, implied volatilities, implied correlations, and market implied heat rates.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL Energy Supply's Risk Management department.  Accounting personnel interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL Energy Supply's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL Energy Supply's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2015 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contracts.

NDT Funds

The market approach is used to measure the fair value of equity securities held in the NDT funds.

•	The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets.

•
The fair value measurements of investments in commingled equity funds are classified as Level 2.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

The fair value of debt securities is generally measured using a market approach, including the use of pricing models which incorporate observable inputs.  Common inputs include benchmark yields, relevant trade data, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as payment data, future predicted cash flows, collateral performance and new issue data.

Auction Rate Securities

Auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  The probability of realizing losses on these securities is not significant.

The fair value of auction rate securities is estimated using an income approach that includes readily observable inputs, such as principal payments and discount curves for bonds with credit ratings and maturities similar to the securities, and unobservable inputs, such as future interest rates that are estimated based on the SIFMA Index, creditworthiness, and liquidity assumptions driven by the impact of auction failures.  When the present value of future interest payments is significant to the overall valuation, the auction rate securities are classified as Level 3.

Auction rate securities are valued by PPL Energy Supply's Treasury department.  Accounting personnel interpret the analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

Nonrecurring Fair Value Measurements

The following nonrecurring fair value measurement occurred during the three months ended March 31, 2014, resulting in an asset impairment:

	Carrying Amount (a)	Fair Value Measurements Using Level 3	Loss (b)
Kerr Dam Project:
March 31, 2014	$47	$29	$18

(a)	Represents carrying value before fair value measurement.

(b)	The loss on the Kerr Dam Project is included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2014 Statement of Income.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 are as follows:

	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average)(a)

Kerr Dam Project:
March 31, 2014	$29	Discounted cash flow	Proprietary model used to calculate plant value	38% (38%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

Kerr Dam Project

PPL Montana previously held a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes for the Kerr Dam Project is $18 million.  As a result of the decision, PPL Energy Supply performed a recoverability test on the Kerr Dam Project and recorded an impairment charge.  PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows (a PPL Energy Supply proprietary model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the PPL Energy Supply proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, PPL Energy Supply determined the fair value of the Kerr Dam Project to be $29 million at March 31, 2014. The Kerr Dam Project was included in the sale of the Montana Hydroelectric facilities and the assets were removed from the Balance Sheet. See Note 5 for additional information on the sale of the Montana Hydroelectric facilities.

The assets were valued by the PPL Energy Supply Financial Department.  Accounting personnel interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of long-term debt on the Balance Sheets and its estimated fair values are set forth below.  The fair value was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporates the credit risk of PPL Energy Supply.  Long-term debt is classified as Level 2.

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,217	$2,221	$2,218	$2,204

The carrying value of short-term debt, when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

Contracts are entered into with many entities for the purchase and sale of energy.  When NPNS is elected, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 11 for information on credit policies used to manage credit risk, including master netting arrangements and collateral requirements.

At March 31, 2015, PPL Energy Supply had credit exposure of $692 million from energy trading partners, excluding exposure from related parties and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL Energy Supply's credit exposure was reduced to $402 million.  The top ten counterparties including their affiliates accounted for $220 million, or 55%, of these exposures.  Eight of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 75% of the top ten exposures.  The remaining counterparties are rated below investment grade, but are current on their obligations. See Note 8 for information regarding PPL Energy Supply's related party credit exposure.

11.  Derivative Instruments and Hedging Activities

Risk Management Objectives

PPL Energy Supply has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks.  Forward contracts, futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure and interest rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

PPL Energy Supply is subject to market risks, which are actively mitigated through the risk management program described above. Such risks include:

•	Commodity price risk, including basis and volumetric risk

•	Interest rate risk

•	Equity securities price risk

Commodity price risk

•
PPL Energy Supply is exposed to commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities.

Interest rate risk

•	PPL Energy Supply and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.

•
PPL Energy Supply and its subsidiaries are exposed to interest rate risk associated with debt securities held by defined benefit plans.  Additionally, PPL Energy Supply is exposed to interest rate risk associated with debt securities held by the NDT.

Equity securities price risk

•
PPL Energy Supply and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans.  Additionally, PPL Energy Supply is exposed to equity securities price risk in the NDT funds.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

PPL Energy Supply is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers, financial institutions, other wholesale customers and retail customers.

The majority of PPL Energy Supply's credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.

PPL Energy Supply has credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL Energy Supply may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.  See Note 10 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $11 million at March 31, 2015 and December 31, 2014.

PPL Energy Supply did not post any cash collateral under master netting arrangements at March 31, 2015 and December 31, 2014.

See "Offsetting Derivative Investments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

Commodity Price Risk (Non-trading)

Commodity price risk, including basis and volumetric risk, is among PPL Energy Supply's most significant risks due to the level of investment that PPL Energy Supply maintains in its competitive generation assets, as well as the extent of their marketing activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

PPL Energy Supply maximizes the value of its unregulated wholesale and unregulated retail energy portfolios through the use of non-trading strategies that include sales of competitive baseload generation, optimization of competitive intermediate and peaking generation and marketing activities.

PPL Energy Supply has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive baseload generation fleet, which includes 6,496 MW (summer rating) of nuclear, coal and hydroelectric generating capacity.  PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,252 MW (summer rating) of natural gas and oil-fired generation.  PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The strategies that PPL Energy Supply uses to hedge its full-requirement sales contracts include purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market and/or supplying the energy, capacity and RECs from its generation assets.

PPL Energy Supply enters into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts are non-derivatives or NPNS is elected and therefore they are not reflected in the financial statements until delivery.  PPL Energy Supply segregates its non-trading activities into two categories:  cash flow hedges and economic activity as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  In 2015 and 2014, there were no active cash flow hedges and there was no hedge ineffectiveness associated with energy derivatives.  At March 31, 2015, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $18 million.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three months ended March 31, 2015 and 2014.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations. The derivative contracts in this category that existed at March 31, 2015 range in maturity through 2020.

Examples of economic activity may include hedges on sales of baseload generation, certain purchase contracts used to supply full-requirement sales contracts, FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying full-requirement sales contracts, Spark Spread hedging contracts, retail electric and natural gas activities, and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, price exposure is generally capped at the price at which the generating unit would be dispatched and therefore does not expose PPL Energy Supply to uncovered market price risk.

The unrealized gains (losses) for economic activity for the periods ended March 31 were as follows.

	Three Months
	2015	2014
Operating Revenues
Unregulated wholesale energy	$(92)	$(789)
Unregulated retail energy	(13)	(26)
Operating Expenses
Fuel	—	(1)
Energy purchases	145	580

Commodity Price Risk (Trading)

PPL Energy Supply has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Unregulated wholesale energy" on the Statements of Income, were insignificant for the three months ended March 31, 2015 and 2014.

Commodity Volumes

At March 31, 2015, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2015 (b)	2016	2017	Thereafter
Power	MWh	(30,874,062)	(8,521,382)	(248,329)	2,236,333
Capacity	MW-Month	(3,998)	(878)	6	3
Gas	MMBtu	157,995,389	87,545,701	13,742,416	20,314,625
FTRs	MW-Month	532	—	—	—
Oil	Barrels	300,328	387,429	257,483	60,000

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Represents balance of the current year.

Accounting and Reporting

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such. PPL Energy Supply has many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk but do not receive hedge accounting treatment.  As such, realized and unrealized gains (losses) on these contracts are recorded currently in earnings.  Generally each contract is considered a unit of account and PPL Energy Supply presents gains (losses) on physical and financial commodity sales contracts in "Unregulated wholesale energy" or "Unregulated retail energy" and (gains) losses on physical and financial commodity purchase contracts in "Fuel" or "Energy purchases" on the Statements of Income.  Certain of the economic hedging strategies employed by PPL Energy Supply utilize a combination of financial purchases and sales contracts which are similarly reported gross as an expense and revenue, respectively, on the Statements of Income.  PPL Energy Supply records realized hourly net sales or purchases of physical power with PJM in its Statements of Income as "Unregulated wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

See Notes 1 and 17 in PPL Energy Supply's 2014 Form 10-K for additional information on accounting policies related to derivative instruments.

The following table presents the fair value and location of derivative instruments not designated as hedging instruments recorded on the Balance Sheets.

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (a):
Commodity contracts	$988	$904	$1,079	$1,024
Noncurrent:
Price Risk Management Assets/Liabilities (a):
Commodity contracts	310	259	239	193
Total derivatives	$1,298	$1,163	$1,318	$1,217

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the period ended March 31, 2015.

			Three Months
	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gains (Losses) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Relationships	Three Months
Cash Flow Hedges:
Commodity contracts	$—	Unregulated wholesale energy	$(2)	$—
		Energy purchases	8	—
		Depreciation	1	—
Total	$—		$7	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Commodity contracts	Unregulated wholesale energy	$(229)
	Unregulated retail energy	(39)
	Fuel	(3)
	Energy purchases	196
	Total	$(75)

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the period ended March 31, 2014.

			Three Months
	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gains (Losses) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Relationships	Three Months
Cash Flow Hedges:
Commodity contracts	$—	Unregulated wholesale energy	$(1)	$—
		Energy purchases	7	—
		Depreciation	1	—
		Discontinued operations	2	—
Total	$—		$9	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Commodity contracts	Unregulated wholesale energy (a)	$(3,042)
	Unregulated retail energy	(64)
	Fuel	(1)
	Energy purchases (b)	2,364
	Discontinued operations	(2)
	Total	$(745)

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.

(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

Offsetting Derivative Instruments

Certain subsidiaries of PPL Energy Supply have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges.  The clearing arrangements permit a FCM to use and apply any property in its possession as a setoff to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer.  Certain subsidiaries of PPL Energy Supply also enter into agreements pursuant to which they trade certain energy and other products.  Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to set off amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

PPL Energy Supply has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivatives agreements.  The table below summarizes the energy commodities derivative positions presented in the balance sheets where a right of setoff exists under these arrangements and related cash collateral received or pledged.

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2015	$1,298	$990	$11	$297	$1,163	$990	$49	$124

December 31, 2014	$1,318	$1,060	$10	$248	$1,217	$1,060	$58	$99

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL Energy Supply.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade.  In either case, if the credit rating were to fall below investment grade, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions. PPL Energy Supply's credit rating is currently below investment grade.

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL Energy Supply's obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

At March 31, 2015, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the additional collateral requirements, primarily related to further adequate assurance features are summarized as follows:

Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$122
Aggregate fair value of collateral posted on these derivative instruments	118
Aggregate fair value of additional collateral requirements, primarily related to further adequate assurance features (a)	32

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

12.  Asset Retirement Obligations

The changes in the carrying amounts of AROs for PPL Energy Supply were as follows.

Balance at December 31, 2014	$425
Accretion expense	8
Balance at March 31, 2015	$433

Substantially all of the ARO balances are classified as noncurrent at March 31, 2015 and December 31, 2014.

PPL Energy Supply's most significant ARO relates to the decommissioning of the Susquehanna nuclear plant. See Notes 10 and 13 for additional information on the assets in the NDT funds that are legally restricted for the purposes of settling this ARO.

See Note 7 for information on a CCR rule that is expected to require the recording of additional AROs in the second quarter of 2015.

13.  Available-for-Sale Securities

Securities held by the NDT funds and auction rate securities are classified as available-for-sale.  Available-for-sale securities are carried on the Balance Sheets at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of available-for-sale securities.

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
NDT funds:
Cash and cash equivalents	$20	$—	$—	$20	$19	$—	$—	$19
Equity securities	287	426	—	713	283	417	—	700
Debt securities	218	12	1	229	218	11	—	229
Receivables/payables, net	3	—	—	3	2	—	—	2
Total NDT funds	$528	$438	$1	$965	$522	$428	$—	$950

Auction rate securities	$8	$—	$—	$8	$8	$—	$—	$8

See Note 10 for details on the securities held by the NDT funds.

There were no securities with credit losses at March 31, 2015 and December 31, 2014.

The following table shows the scheduled maturity dates of debt securities held at March 31, 2015.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 6-10 Years	Maturity in Excess of 10 Years	Total
Amortized cost	$11	$82	$67	$66	$226
Fair value	11	84	70	72	237

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended March 31.

	Three Months
	2015	2014
Proceeds from sales of NDT securities (a)	$38	$27
Other proceeds from sales	—	3
Gross realized gains (b)	5	3
Gross realized losses (b)	3	1

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.

(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

14.  Accumulated Other Comprehensive Income (Loss)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Unrealized gains (losses)		Defined benefit plans
	Available- for-sale securities	Qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
December 31, 2014	$202	$63	$7	$(295)	$(23)
Amounts arising during the period	5	—	—	—	5
Reclassifications from AOCI	(1)	(4)	—	4	(1)
Net OCI during the period	4	(4)	—	4	4
March 31, 2015	$206	$59	$7	$(291)	$(19)

December 31, 2013	$173	$88	$(4)	$(180)	$77
Amounts arising during the period	5	—	—	—	5
Reclassifications from AOCI	(1)	(5)	1	1	(4)
Net OCI during the period	4	(5)	1	1	1
March 31, 2014	$177	$83	$(3)	$(179)	$78

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the period ended March 31.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 6 for additional information.

	Three Months		Affected Line Item on the
Details about AOCI	2015	2014	Statements of Income
Available-for-sale securities	$2	$2	Other Income (Expense) - net
Total Pre-tax	2	2
Income Taxes	(1)	(1)
Total After-tax	1	1

Qualifying derivatives
Energy commodities	(2)	(1)	Unregulated wholesale energy
	8	7	Energy purchases
	—	2	Discontinued operations
	1	1	Other
Total Pre-tax	7	9
Income Taxes	(3)	(4)
Total After-tax	4	5

Defined benefit plans
Prior service costs	—	(2)
Net actuarial loss	(7)	(2)
Total Pre-tax	(7)	(4)
Income Taxes	3	2
Total After-tax	(4)	(2)
Total reclassifications during the period	$1	$4

15.  New Accounting Guidance Pending Adoption

Accounting for Revenue from Contracts with Customers

In May 2014, the FASB issued accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers.  This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

For public business entities, this guidance can be applied using either a full retrospective or modified retrospective transition method, beginning in annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted.  PPL Energy Supply will adopt this guidance effective January 1, 2017.

PPL Energy Supply is currently assessing the impact of adopting this guidance, as well as the transition method it will use.

Reporting Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued accounting guidance which will require management to assess, for each interim and annual period, whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern.  Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management is required to disclose information that enables users of the financial statements to understand the principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern and management's evaluation of the significance of those conditions or events.  If substantial doubt about the entity's ability to continue as a going concern has been alleviated as a result of management's plan, the entity should disclose information that allows the users of the financial statements to understand those plans.  If the substantial doubt about the entity's ability to continue as a going concern is not alleviated by management's plans, management's plans to mitigate the conditions or events that gave rise to the substantial doubt about the entity's ability to continue as a going concern should be disclosed, as well as a statement that there is substantial doubt the entity's ability to continue as a going concern within one year after the date the financial statements are issued.

For all entities, this guidance should be applied prospectively within the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted.

PPL Energy Supply will adopt this guidance for the annual period ending December 31, 2016. The adoption of this guidance is not expected to have a significant impact on PPL Energy Supply.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued guidance that clarifies how current accounting guidance should be interpreted when evaluating the economic characteristics and risks of a host contract of a hybrid financial instrument issued in the form of a share.  This guidance does not change the current criteria for determining whether separation of an embedded derivative feature from a hybrid financial instrument is required.  Entities are still required to evaluate whether the economic risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria.

An entity should consider the substantive terms and features of the entire hybrid financial instrument, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract to determine whether the host contract is more akin to a debt instrument or more akin to an equity instrument.  An entity should assess the relative strength of the debt-like and equity-like terms and features when determining how to weight those terms and features.

For public business entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied using a modified retrospective method for existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year the guidance is adopted.  Early adoption is permitted.  Retrospective application is permitted but not required.

PPL Energy Supply will adopt this guidance on January 1, 2016.  The adoption of this guidance is not expected to have a significant impact on PPL Energy Supply.

Income Statement Presentation of Extraordinary and Unusual Items

In January 2015, the FASB issued accounting guidance that eliminates the concept of extraordinary items, which requires an entity to separately classify, present in the income statement and disclose material events and transactions that are both unusual and occur infrequently. The requirement to report material events or transactions that are unusual or infrequent as a separate component of income from continuing operations has been retained, as has the requirement to separately present the nature and financial effects of each event or transaction in the income statement as a separate component of continuing operations or disclose them within the notes to the financial statements. The scope of these requirements has been expanded to include items that are both unusual and occur infrequently.

This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted provided that an entity applies the guidance from the beginning of the fiscal year of adoption. The guidance may be applied either retrospectively or prospectively.

PPL Energy Supply will adopt this guidance on January 1, 2016. The adoption of this guidance is not expected to have a significant impact on PPL Energy Supply.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts.

For public business entities, this guidance should be applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted.

PPL Energy Supply is assessing in which period it will adopt this new guidance. The adoption of this guidance will require PPL Energy Supply to reclassify debt issuance costs from assets to long-term debt, and is not expected to have a significant impact on PPL Energy Supply.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2014 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Energy Supply's business strategy, a summary of earnings, a discussion of important financial and operational developments and a description of key factors expected to impact future earnings.

•
"Results of Operations" provides a summary of earnings.  "Margins" provides an explanation of PPL Energy Supply's non-GAAP financial measure and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2015 with the same period in 2014.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity positions and credit profiles.  This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Energy Supply's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Energy Supply, headquartered in Allentown, Pennsylvania is an indirect wholly owned subsidiary of PPL and is an energy company that through its principal subsidiaries is primarily engaged in the competitive generation and marketing of electricity in two key markets - the northeastern and northwestern U.S.

PPL Energy Supply's principal subsidiaries are shown below:

PPL Energy Supply

PPL EnergyPlus • Performs energy marketing and trading activities • Purchases fuel	PPL Generation • Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

Business Strategy

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy. Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners a newly formed entity, Holdco, which at such time will own all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy. Immediately following the spinoff, Holdco will merge with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply. Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed by its owners to become an indirect subsidiary of Talen Energy and a direct subsidiary of PPL Energy Supply. Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%. PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy or PPL Energy Supply. The transaction is subject to customary closing conditions, including receipt of required regulatory approvals from the NRC, FERC, DOJ and PUC, all of which were received by mid-April 2015. In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn credit capacity under a Talen Energy (or its subsidiaries) revolving credit or similar facility. Any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions at the time of the spinoff are excluded from this calculation.

In connection with the FERC approval, PPL and RJS Power have agreed that within 12 months after closing of the transaction, Talen Energy will divest approximately 1,300 MW of generating assets in one of two groups of assets (from PPL Energy Supply's existing portfolio, this includes either the Holtwood and Wallenpaupack hydroelectric facilities or the Ironwood facility), and limit PJM energy market offers from assets it would retain in the other group to cost-based offers.

On April 29, 2015, PPL's Board of Directors declared the distribution of Holdco to PPL's shareowners of record on May 20, 2015, with the spinoff to occur on June 1, 2015. Talen Energy and PPL Energy Supply will own and operate a diverse mix of approximately 14,000 MW (after divestitures to meet FERC market power standards) of generating capacity in certain U.S. competitive energy markets primarily in PJM and ERCOT.

See "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff from PPL" below for additional information.

The strategy for PPL Energy Supply is to optimize the value from its competitive generation asset and marketing portfolios while mitigating near-term volatility in both cash flows and earnings.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply is focused on maintaining profitability and positive cash flow during this current period of low energy and capacity prices.

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of PPL Energy Supply is to maintain targeted credit profiles and liquidity positions.  In addition, PPL Energy Supply has financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units.  To manage these risks, PPL Energy Supply generally uses contracts such as forwards, options, swaps and insurance contracts.

Financial and Operational Developments

Net Income (Loss)

Net Income (Loss) for the three months ended March 31, 2015 and 2014 was $96 million and $(66) million.

See "Results of Operations - Earnings" below for discussion and analysis of the consolidated results of operations.

Other Financial and Operational Developments

Economic and Market Conditions

The businesses of PPL Energy Supply are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  These and other stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL Energy Supply to announce plans to either temporarily or permanently close or place in long-term reserve status, and/or impair certain of their coal-fired generating plants.

Given current and forecasted economic and market conditions, the announced transaction with affiliates of Riverstone to form Talen Energy, PPL Energy Supply's current sub-investment grade credit rating and Talen Energy's expected sub-investment grade credit rating, PPL Energy Supply will continue to monitor its business and operational plans, including capital and operation and maintenance expenditures, its hedging strategies and potential plant modifications to burn lower cost fuels.  See "Margins" below for additional information on energy margins.

PPL Energy Supply cannot predict the impact that future economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

PJM Market Developments

As a result of unusually cold weather conditions in the first quarter of 2014, PJM identified that changes were necessary to ensure system reliability. In December 2014, PJM proposed to add an enhanced "Capacity Performance" (CP) product to the capacity market structure to permit additional compensation for generation owners/operators to make the necessary investments to maintain system reliability in exchange for stronger performance requirements. In March 2015, the FERC issued a deficiency letter on PJM's CP filing and gave PJM 30 days to respond to additional questions about the proposal. PJM submitted responses to the FERC's questions and requested that the FERC approve an accelerated process to resolve the FERC's concerns. PJM also requested that the FERC approve a delay in the scheduled May capacity auction by up to three months so that the CP filing can still be implemented in this year's capacity auction. The FERC granted PJM's request for a delay in the scheduled capacity auction for up to three months. Also, late in 2014, the FERC approved changes to PJM's capacity market "Variable Resource Requirement" (VRR) curve. The VRR curve is a downward-sloping demand curve used by PJM to model sufficient capacity resources for PJM and set capacity prices. PJM's recent changes include a shift in the VRR curve, which signifies an increase in demand and therefore may put upward pressure on capacity prices. Additionally, there currently exists some uncertainty associated with DR providers' ability to participate in future energy and capacity auctions in PJM. The FERC has rejected PJM's contingency plan to include DR in its capacity auctions in the event an appellate court ruling limiting the FERC's jurisdiction over DR is allowed to stand. The U.S. Solicitor General requested that the U.S. Supreme Court reconsider the May 2014 U.S. Court of Appeals for the D.C. Circuit Court ruling, holding that DR compensation in organized energy markets was beyond the jurisdiction of the FERC and improperly infringed on state authority over retail load. On May 4, 2015, the U.S. Supreme Court agreed to review the ruling.

Anticipated Spinoff from PPL

Following the announcement of the transaction to form Talen Energy as discussed in "Business Strategy" above, efforts were initiated to identify the appropriate staffing for Talen Energy following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the PPL Energy Supply organization and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Note 8 in PPL Energy Supply's 2014 Form 10-K for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At March 31, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $3 million and $9 million, which are included in “Other current liabilities” on the Balance Sheets.

Additional employee-related costs to be incurred primarily include accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards primarily for PPL Energy Supply employees and for PPL employees who have become PPL Energy Supply employees in connection with the transaction.  These costs will be recognized at the spinoff closing date.  PPL Energy Supply estimates these additional costs will be in the range of $30 million to $40 million.

In accordance with business combination accounting guidance, PPL Energy Supply will treat the combination with RJS Power as an acquisition and PPL Energy Supply will be considered the acquirer of RJS Power.

Susquehanna Turbine Blade Inspection

PPL Susquehanna continues to make modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant first identified in 2011.  Unit 1 completed its planned refueling and turbine inspection outage in June 2014 and installed newly designed shorter last stage blades on one of the low pressure turbines.  This change allowed Unit 1 to run with reduced blade vibration and no identified cracking during 2014. In the first, second and third quarters of 2014, Unit 2 was shut down for blade inspection and replacement, as well as additional maintenance.  The financial impact of the Unit 2 outages was not material.  Based on the positive experience on Unit 1, the same short blade modifications are currently being installed on two of the three turbines on Unit 2 during the spring 2015 scheduled refueling outage. All remaining turbine blade modifications are scheduled to be performed during planned refueling and maintenance outages. Inspections will be performed over the next several maintenance cycles to validate the performance of the modifications and ensure that the problem has been corrected. PPL Susquehanna does not expect additional unscheduled turbine maintenance outages after these modifications are complete.

IRS Audits for 1998 - 2011

In February 2015, PPL and the IRS Appeals division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. The settlement was required to be reviewed and approved by the Joint Committee on Taxation (JCT) before it is considered final. In April 2015, PPL was notified that the JCT approved PPL's settlement.  Subject to a final determination of interest on the refund, PPL Energy Supply expects to record a tax benefit in the range of $7 million to $15 million in the second quarter of 2015 related to the settlement of previously unrecognized tax benefits.

2015 Outlook

In anticipation of the spinoff from PPL, no forward looking information, including an earnings forecast, is being provided for 2015.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Energy Supply's 2014 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Results of Operations

The "Earnings" discussion provides a summary of PPL Energy Supply's earnings.  The "Margins" discussion includes a reconciliation of PPL Energy Supply's non-GAAP financial measure to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three months ended March 31, 2015 with the same period in 2014.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2015	2014
Net Income (Loss)	$96	$(66)
Special items, gains (losses), after-tax	22	(149)

Excluding special items, earnings were lower for the three month period. This was primarily due to lower capacity prices and lower load-following and wholesale electric margins as in the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns, causing rising natural gas and electricity prices in spot and near-term forward markets, partially offset by higher baseload energy prices, higher baseload generation volume and higher intermediate and peaking margins.

The table below quantifies the changes in the components of Net Income (Loss) between these periods, which reflect amounts classified as Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for details of special items.

Three Months
Gross Energy Margins	$(58)
Other operation and maintenance	8
Other Income (Expense) - net	1
Interest expense	(4)
Energy-related businesses	5
Other	2
Income taxes	10
Discontinued operations, after-tax	27
Special items, after-tax	171
Total	$162

The following after-tax gains (losses), which management considers special items, also impacted PPL Energy Supply's results during the periods ended March 31.

		Three Months
	Income Statement Line Item	2015	2014

Adjusted energy-related economic activity - net, net of tax of $(18), $95	(a)	$27	$(139)
Kerr Dam Project impairment, net of tax of $0, $8 (b)	Discontinued Operations	—	(10)
Corette closure costs, net of tax of $2, $0 (c)	Other operation and maintenance	(3)	—
Transition costs, net of tax of $0, $0	Other operation and maintenance	(1)	—
Employee transition services, net of tax of $1, $0	Other operation and maintenance	(1)	—
Total		$22	$(149)

(a)
Represents unrealized gains (losses), after-tax, on economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 11 to the Financial Statements for additional information. Amounts have been adjusted for insignificant amounts for option premiums.

(b)
In 2014, an arbitration panel issued its final decision holding that the conveyance price payable to PPL Montana was $18 million. As a result, PPL Energy Supply determined the Kerr Dam Project was impaired and recorded a pre-tax charge of $18 million. See Note 10 to the Financial Statements for additional information.

(c)	Operations were suspended and the Corette plant was retired in March 2015.

Margins

Management utilizes "Gross Energy Margins," a non-GAAP financial measure, as an indicator of performance for its business.

"Gross Energy Margins" is defined as, energy revenues, including operating revenues associated with certain businesses classified as discontinued operations, offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, recorded in "Taxes, other than income," and operating expenses associated with certain businesses classified as discontinued operations. This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Gross Energy Margins." This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses. Such factors could result in gains or losses being recorded in either "Unregulated wholesale energy," "Unregulated retail energy" or "Energy purchases" on the Statements of Income. This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "Unregulated wholesale energy to affiliate" in the reconciliation table below. "Gross Energy Margins" excludes adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities. This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged. Adjusted energy-related economic activity includes the ineffective portion of qualifying cash flow hedges and premium amortization associated with options. Unrealized gains and losses related to this activity are deferred and included in "Gross Energy Margins" over the delivery period of the item that was hedged or upon realization.

This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance. Other companies may use different measures to analyze and report their results of operations. Management believes this measure provides additional useful criteria to make investment decisions. This performance measure is used, in conjunction with other information, by senior management, to manage PPL Energy Supply's operations and analyze actual results compared with budget.

Reconciliation of Gross Energy Margins

The following tables contain the components from the Statements of Income that are included in Gross Energy Margins and a reconciliation to "Operating Income" for the periods ended March 31.

	2015				2014
	Three Months				Three Months
	Gross Energy Margins	Other (a)		Operating Income (b)	Gross Energy Margins	Other (a)		Operating Income (b)
Operating Revenues
Unregulated wholesale energy	$614	$(92	) (c)	$522	$(665)	$(792	) (c)	$(1,457)
Unregulated wholesale energy to affiliate	9	—		9	27	—		27
Unregulated retail energy	324	(13	) (c)	311	377	(27	) (c)	350
Energy-related businesses	—	104		104	—	125		125
Total Operating Revenues	947	(1)		946	(261)	(694)		(955)

Operating Expenses
Fuel	351	—		351	481	1	(c)	482
Energy purchases	152	(151	) (c)	1	(1,219)	(585	) (c)	(1,804)
Other operation and maintenance	4	222		226	7	222		229
Depreciation	—	77		77	—	75		75
Taxes, other than income	12	3		15	13	5		18
Energy-related businesses	2	96		98	2	122		124
Total Operating Expenses	521	247		768	(716)	(160)		(876)
Income (Loss) from Discontinued Operations	—	—		—	29	(29	) (d)	—
Total	$426	$(248)		$178	$484	$(563)		$(79)

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 11 to the Financial Statements. Amounts have been adjusted for insignificant option premiums.

(d)
Represents the revenue associated with the hydroelectric facilities located in Montana that are classified as discontinued operations. These revenues are not reflected in "Operating Income" on the Statements of Income.

Changes in Gross Energy Margins

The following table shows Gross Energy Margins on a geographic basis, for the three months ended March 31 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months
	2015	2014	Change
Gross Energy Margins
Northeastern U.S.	$405	$435	$(30)
Northwestern U.S.	21	49	(28)
Total	$426	$484	$(58)

Gross Energy Margins

Northeastern U.S.

Northeastern margins decreased primarily due to lower capacity prices of $69 million, unusually cold weather conditions in 2014 as discussed below of $38 million, net change on commodity positions of $28 million and full-requirement sales contracts of $22 million, partially offset by higher baseload energy prices of $75 million and favorable asset performance of $49 million.

During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns, causing rising natural gas and electricity prices in spot and near-term forward markets. Due to these market dynamics, PPL Energy Supply captured opportunities on unhedged generation, which were offset primarily by losses incurred by under-hedged full-requirement sales contracts and retail electric portfolios, which were not fully hedged or able to be fully hedged given the extreme load conditions and lack of market liquidity.

Northwestern U.S.

Northwestern margins decreased primarily due to the sale of the Montana hydroelectric generating facilities in November 2014.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

Three Months
Unregulated wholesale energy (a)	$1,979
Unregulated wholesale energy to affiliate	(18)
Unregulated retail energy	(39)
Fuel	(131)
Energy purchases (b)	1,805

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.

(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

Energy-Related Businesses

Net contributions from energy-related businesses increased by $5 million for 2015 compared with 2014 due to higher margins on existing construction projects at the mechanical contracting and engineering subsidiaries.

PPL Energy Supply is presently considering divesting its mechanical and engineering contracting subsidiaries and its renewable plants. The potential divestitures are not expected to have a significant impact on the financial condition and results of operations of PPL Energy Supply.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2015 compared with 2014 was due to:

Three Months
Northeastern fossil and hydroelectric plants (a)	$(4)
Northwestern fossil plants (b)	8
PPL EnergyPlus (a)	(9)
Other	2
Total	$(3)

(a)	The decrease was primarily due to lower labor costs attributable to restructuring activities.

(b)	The increase was primarily due to costs related to the retirement of Corette in March 2015.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2015 compared with 2014 was due to:

Three Months
Change in pre-tax income at current period tax rates	$106
Federal income tax credits	(2)
Other	(4)
Total	$100

See Note 3 to the Financial Statements for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) for the three month period ended March 31, 2014 includes the results of operations of the Montana hydroelectric generating facilities which were sold in November 2014.  See "Discontinued Operations - Montana Hydro Sale" in Note 5 to the Financial Statements for additional information.

Financial Condition
Liquidity and Capital Resources

PPL Energy Supply had the following at:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$221	$352
Short-term debt	600	630

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, and the changes between periods were as follows.

	2015	2014	Change - Cash Provided (Used)
Operating activities	$221	$276	$(55)
Investing activities	(130)	(389)	259
Financing activities	(222)	315	(537)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2015 compared with 2014 were as follows.

Change - Cash Provided (Used)
Net income	$162
Non-cash components	(146)
Working capital	(33)
Defined benefit plan funding	(44)
Other operating activities	6
Total	$(55)

Net income improved by $162 million between the periods; however, it was primarily offset by $146 million of non-cash components. The non-cash components consisted primarily of an increase in unrealized gains on hedging and other hedging activities of $267 million, partially offset by an increase in deferred tax expense of $134 million. The decrease in cash from operating activities from changes in working capital was partially due to a decrease in accounts payable partially offset by decreases in unbilled revenues and prepayments. The decreases to accounts payable and unbilled revenues were both related to power swap activity in 2014 that resulted from the unusually cold weather in 2014. The decrease in prepayments was primarily due to the receipt of a tax refund in 2015.

Investing Activities

The $259 million reduction in cash used in investing activities for the three months ended March 31, 2015 compared with 2014 primarily reflects activity that occurred in 2014 that did not occur in 2015. In 2014, PPL Energy Supply experienced an increase of $344 million in restricted cash related to collateral requirements to support its commodity hedging program, primarily due to higher 2014 forward energy commodity prices. This was partially offset by the receipt of $56 million related to a U.S. Department of the Treasury grant for the Rainbow Dam capital project.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2015 compared with 2014 was as follows.

Change - Cash Provided (Used)
Capital contributions/distributions, net	$463
Change in short-term debt, net	(1,000)
Total	$(537)

PPL Energy Supply required $537 million less in financing sources for the three months ended March 31, 2015 compared with 2014. As noted above, cash used in investing activities declined by $259 million between these periods primarily due to lower collateral requirements for the commodity hedging program. PPL Energy Supply was able to use cash from operating activities and cash on hand to fund its investing needs in the first quarter of 2015 and to make its permitted $191 million distribution to PPL. In addition, the change resulted from the reduction in distributions to PPL and a reduction in the funding of those distributions in 2014 with short-term debt. Under the terms of the definitive agreement related to the spinoff transaction, PPL Energy Supply is limited to cash distributions it can make to PPL. PPL Energy Supply does not expect to make significant cash equity contributions to PPL for the remainder of 2015, however, it may receive cash equity contributions in lieu of transfers of certain assets.

See Note 4 to the Financial Statements for information on 2015 short and long-term debt activity. See PPL Energy Supply's 2014 Form 10-K for information on 2014 activity.

Credit Facilities

PPL Energy Supply maintains a syndicated credit facility to enhance liquidity and provide credit support.  The amounts borrowed under this credit facility are reflected in "Short-term debt" on the Balance Sheet.  At March 31, 2015, the total committed borrowing capacity under this credit facility and the use of this borrowing capacity were:

Committed Capacity (a)	Borrowed	Letters of Credit Issued	Unused Capacity
$3,000	$600	$267	$2,133

(a)	The commitments under the credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity.

As a result of the proposed spinoff transaction, PPL Energy Supply has syndicated a $1.85 billion credit facility which is currently fully committed.  This syndicated credit facility will replace the existing $3 billion PPL Energy Supply syndicated credit facility and will be effective upon closing of the spinoff transaction.  See "Overview – Business Strategy" and "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff from PPL" above for additional information.

See Note 4 to the Financial Statements for further discussion of the credit facilities.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt of PPL Energy Supply and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Energy Supply and its subsidiaries are based on information provided by PPL Energy Supply and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of PPL Energy Supply and its subsidiaries affect their liquidity, access to capital markets and cost of borrowing under their credit facilities.

In January 2015, Fitch withdrew its rating for PPL Energy Supply.

Ratings Triggers

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage and interest rate instruments contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 11 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL Energy Supply for derivative contracts in a net liability position at March 31, 2015.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2014 Form 10-K.

Risk Management

Market Risk

See Notes 10 and 11 to the Financial Statements for information about PPL Energy Supply's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity. Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  See Note 11 to the Financial Statements for additional information.

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL Energy Supply both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts range in maturity through 2020.

The following tables sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended March 31.  See Notes 10 and 11 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2015	2014
Fair value of contracts outstanding at the beginning of the period	$53	$107
Contracts realized or otherwise settled during the period	133	505
Fair value of new contracts entered into during the period (a)	(5)	(16)
Other changes in fair value	(92)	(737)
Fair value of contracts outstanding at the end of the period	$89	$(141)

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at March 31, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$53	$(34)	$13	$—	$32
Prices based on significant unobservable inputs (Level 3)	32	23	2	—	57
Fair value of contracts outstanding at the end of the period	$85	$(11)	$15	$—	$89

PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2020.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended March 31.  See Notes 10 and 11 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2015	2014
Fair value of contracts outstanding at the beginning of the period	$48	$11
Contracts realized or otherwise settled during the period	(30)	—
Fair value of new contracts entered into during the period (a)	(7)	(13)
Other changes in fair value	35	33
Fair value of contracts outstanding at the end of the period	$46	$31

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$(6)	$(11)	$(9)	$—	$(26)
Prices based on significant unobservable inputs (Level 3)	4	33	33	2	72
Fair value of contracts outstanding at the end of the period	$(2)	$22	$24	$2	$46

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the three months ended March 31, 2015 was as follows.

	Trading VaR	Non-Trading VaR
95% Confidence Level, Five-Day Holding Period
Period End	$4	$12
Average for the Period	4	10
High	4	12
Low	4	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2015.

Interest Rate Risk

PPL Energy Supply and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  PPL Energy Supply and its subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of their debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolios due to changes in the absolute level of interest rates.

PPL Energy Supply has no interest rate hedges outstanding at March 31, 2015.

PPL Energy Supply is exposed to a potential increase in interest expense and to changes in the fair value of its debt portfolio.  The estimated impact of a 10% adverse movement in interest rates at March 31, 2015 would cause an insignificant increase in interest expense and a $43 million increase in the fair value of debt.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At March 31, 2015, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL Energy Supply actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At March 31, 2015, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $74 million reduction in the fair value of the trust assets.  See Notes 10 and 13 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 10 and 11 to the Financial Statements in this Form 10-Q and "Risk Management - Credit Risk" in PPL Energy Supply's 2014 Form 10-K for additional information.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.  See Note 8 to the Financial Statements for additional information on PPL Energy Supply's related party transactions.

Acquisitions, Development and Divestitures

PPL Energy Supply from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 1 to the Financial Statements for information on the anticipated spinoff from PPL and Note 5 to the Financial Statements for information on the completed Montana hydro sale.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL Energy Supply's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the its businesses.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the PPL Energy Supply's services.

The following is a discussion of the more significant environmental matters.  See Note 7 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2014 Form 10-K for additional information on environmental matters.

Climate Change
Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage, as applicable, to PPL Energy Supply's generation assets, as well as impacts on its customers and the electricity transmission and delivery systems it utilizes.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL Energy Supply has hydroelectric generating facilities or where river water is used to cool their fossil and nuclear (as applicable) powered generators.  PPL Energy Supply cannot currently predict whether its businesses will experience these potential risks or estimate the cost of their related consequences.

In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing GHG emissions in the U.S. through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. Additionally, the Climate Action Plan calls for the U.S. to prepare for the impacts of climate change. Requirements related to this plan could affect PPL Energy Supply and others in the industry as modifications may be needed to electricity delivery systems to improve the ability to withstand major storms in order to meet those requirements. As further described below, the EPA has proposed rules pursuant to this directive, which it expects to finalize in the second or third quarter of 2015. The EPA has also announced that it will develop a federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act when the sources are already regulated under Section 112 is under challenge in the D.C. Circuit Court. Oral arguments were heard on April 16, 2015.

In January 2014, the EPA issued a revised proposal to regulate carbon dioxide emissions from new power plants. The proposed limits for coal-fired plants can only be achieved through carbon capture and sequestration, a technology that is not presently commercially viable and, therefore, effectively preclude the construction of new coal-fired plants. The proposed standards for new gas-fired plants may also not be continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new gas-fired plants could have a significant industry-wide impact.

In June 2014, the EPA issued a proposed regulation addressing carbon dioxide emissions from existing power plants. The existing plant proposal contains stringent, state-specific rate-based reduction goals to be achieved in two phases (2020-2029 and 2030 and beyond). The EPA believes it has offered some flexibility to the states as to how state compliance plans can be crafted, including the option to demonstrate compliance on a mass basis and through multi-state collaborations. The EPA is also proposing potential state plan extensions based on the type of plan filed (single or multi-state). PPL Energy Supply has analyzed the proposal and identified potential impacts and solutions in comments filed on December 1, 2014. PPL Energy Supply also submitted Supplemental Comments to FERC through EEI advocating for reliability coordination and relief in response to technical conferences hosted by FERC on the reliability implications of implementing this rule. The regulation of carbon dioxide emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

Waters of the United States (WOTUS)
In April 2014, the EPA and the U.S. Army Corps of Engineers published a proposed rule that could greatly expand the Clean Water Act definition of Waters of the United States.  If the definition is expanded as proposed, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant.  The EPA plans to make certain changes to the proposed regulation based on comments received. The U.S. House and Senate are considering legislation to block this regulation. Until a final rule is issued, PPL Energy Supply cannot predict the outcome of the pending rulemaking. A final rule is expected by summer 2015.

Coal Combustion Residuals (CCRs)
On April 17, 2015, the EPA published its final rule regulating CCRs, imposing extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. The CCR rule will become effective on October 14, 2015. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. PPL Energy Supply expects that its plants using surface impoundments for management and disposal of CCRs or the past management of CCRs and continued use to manage waste waters will be most impacted by this rule. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. PPL Energy Supply also anticipates incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies.

PPL Energy Supply is reviewing the rule and is still evaluating its financial and operational impact. It is expected that these requirements will result in increases to existing AROs which will be recorded in the second quarter of 2015. PPL Energy Supply is not yet able to determine an estimate of the expected increases to the existing AROs.

Effluent Limitation Guidelines (ELGs) and Standards
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized as proposed.  The proposal contains several alternative approaches, some of which could significantly impact PPL Energy Supply's coal-fired plants.  The final regulation is expected to be issued by the third or fourth quarter of 2015. At the present time, PPL Energy Supply is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the ELGs, certain states (including Pennsylvania) and environmental groups are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could vary significantly from the current capital expenditures projections and costs could be imposed ahead of federal timelines.

Clean Water Act/316(b)
The EPA's final 316(b) rule for existing facilities, became effective in October 2014, and regulates cooling water intake structures and their impact on aquatic organisms.  States are allowed considerable authority to make site-specific determinations under the rule.  The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment).  Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs.  Once-through systems would likely require additional technology to comply with the rule.  Brunner Island (all units) are the only units expected to be impacted. PPL Energy Supply is evaluating compliance strategies but does not presently expect the compliance costs to be material.

MATS
In February 2012, the EPA finalized the MATS rule requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule, was challenged by industry groups and states, and was upheld by the D.C. Circuit Court in April 2014.  A group of states subsequently petitioned the U.S. Supreme Court to review this decision and on March 25, 2015 oral arguments were heard as to one issue - whether or not EPA unreasonably refused to consider costs when determining whether the MATS regulation was appropriate and necessary. A U.S. Supreme Court decision is expected by June 30, 2015. The rule provides for a three-year compliance deadline with the potential for one and two-year extensions as provided under the statute.  PPL Energy Supply has completed installation or upgrading of relevant environmental controls at affected plants or has received compliance extensions, as applicable.

PPL Energy Supply believes that installation of chemical additive systems and other controls may be necessary at certain coal-fired plants in Pennsylvania, the capital cost of which is not expected to be significant. PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  With respect to PPL Energy Supply's Montana plants, modifications to the air pollution controls installed at Colstrip are required, the cost of which is not expected to be significant. Operations were suspended and the Corette plant was retired in March 2015 due to expected market conditions and the costs to comply with the MATS requirements.

CSAPR
The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. In accordance with an October 2014 U.S. Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases: Phase 1 in 2015 and Phase 2 in 2017. Sulfur dioxide emissions are subject to an annual trading program and nitrogen oxide emissions are subject to annual and ozone season programs. Oral arguments pertaining to outstanding challenges to the EPA's CSAPR were heard before the D.C. Circuit Court during February 2015.

Although PPL Energy Supply does not anticipate incurring significant costs to comply with these programs, changes in market or operating conditions could result in impacts that are higher than anticipated.

Regional Haze
Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.  To date, the focus of regional haze regulation has been on the western U.S. As for the eastern U.S., the EPA determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups and others.

In Montana, the EPA finalized a Federal Implementation Plan (FIP) of the Regional Haze Rules in September 2012, with stricter emissions limits for PPL Energy Supply's Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and stricter emission limits for the Corette plant (which are not based on additional controls).  The cost of the additional controls for Colstrip Units 1 & 2 could be significant.  PPL Energy Supply was meeting the stricter permit limits at Corette without any significant changes to operations, although other requirements led to the suspension of operations and retirement of Corette in March 2015 (see "MATS" discussion above).  Both PPL Energy Supply and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit and litigation is ongoing.

National Ambient Air Quality Standards
In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT).  The PADEP is finalizing a RACT rule in 2015 requiring some fossil-fueled plants to operate at more stringent nitrogen oxide emission rates. The EPA proposed to further strengthen the ozone standard in November 2014, which could lead to further nitrogen oxide reductions for PPL Energy Supply's fossil-fueled plants within the OTR. The EPA is under court order to finalize the standard by October 1, 2015. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment. The EPA recently sent a policy memo to state agencies to facilitate the development of these plans for the 2008 standard, including modeling data showing which states are contributing. The implementation of such plans could have an impact on the structure and stringency of CSAPR Phase 2 reductions (discussed above) or it could lead to the development of a new ozone transport rule. Non-OTR states are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be determined at this time.

In 2010, the EPA finalized a new, more stringent ambient air standard for sulfur dioxide and required states to identify areas that meet the standard and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for part of Yellowstone County in Montana. Attainment is due by 2018. Pursuant to a consent decree between the EPA and Sierra Club approved on March 2, 2015, states are working to finalize designations for other areas by the 2017 or 2020 deadline depending on which designation methodology is used. PPL Energy Supply anticipates that some of the measures required for compliance with the CSAPR, the MATS, or the Regional Haze Rules (as discussed above), such as upgraded or new sulfur dioxide scrubbers at certain plants will help to achieve compliance with the new sulfur dioxide standard. If additional reductions were to be required, the financial impact could be significant. The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment is not expected to be significant, as the plant's operations were suspended and the plant was retired in March 2015. In addition, MDEQ recently submitted a request to the EPA for a determination that this area is in attainment. If the EPA agrees with this request, then the deadlines associated with non-attainment would be suspended.

In December 2012, the EPA finalized a new, more stringent, annual National Ambient Air Quality Standard for fine particulates. The rules were challenged by the D.C. Circuit Court and upheld in May 2014. Final designations for the 2012 particulate standard were published in January 2015. Non-attainment areas in Pennsylvania and Kentucky were identified; however, the EPA recently approved state implementation plan revisions for both states that improved these classifications.
PPL Energy Supply's plants in Pennsylvania will not be expected to make further reductions towards achieving attainment.

New Accounting Guidance

See Notes 2 and 15 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  Certain accounting policies of PPL Energy Supply are particularly important to understand the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain, including Defined Benefits, Loss Accruals, Income Taxes, Asset Impairments (Excluding Investments), AROs and Price Risk Management.

See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Energy Supply's 2014 Form 10-K for a discussion of each critical accounting policy.

PPL Energy Supply, LLC

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

PPL Energy Supply's principal executive officer and principal financial officer, based on their evaluation of PPL Energy Supply's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2015, PPL Energy Supply's disclosure controls and procedures are effective to ensure that material information relating to PPL Energy Supply and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)    Change in internal controls over financial reporting.

PPL Energy Supply's principal executive officer and principal financial officer have concluded that there were no changes in PPL Energy Supply's internal control over financial reporting during PPL Energy Supply's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, PPL Energy Supply's internal control over financial reporting.

Following the announcement of the transaction of the spin off from PPL to form Talen Energy, management determined the appropriate staffing for Talen Energy and for PPL and its subsidiaries. During the three months ended March 31, 2015, staffing changes, including the consolidation of certain positions and transition of responsibilities, resulted in changes in certain individuals responsible for executing internal controls. However, changes to system applications, business processes and the associated internal controls were not significant. Management has taken steps to minimize the risk from the changes in individuals executing internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL Energy Supply's 2014 Form 10-K; and

•	Note 7 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in "Item 1.A Risk Factors" of PPL Energy Supply's 2014 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

*12	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2015, filed by the following officers for the following companies:

*31 (a)	-	PPL Energy Supply, LLC's principal executive officer
*31 (b)	-	PPL Energy Supply, LLC's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2015, furnished by the following officers for the following companies:

*32	-	PPL Energy Supply, LLC's principal executive officer and principal financial officer

101.INS	-	XBRL Instance Document for PPL Energy Supply, LLC
101.SCH	-	XBRL Taxonomy Extension Schema for PPL Energy Supply, LLC
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Energy Supply, LLC
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Energy Supply, LLC
101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Energy Supply, LLC
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Energy Supply, LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPL Energy Supply, LLC
(Registrant)

Date:	May 7, 2015	/s/ Stephen K. Breininger
Stephen K. Breininger
Controller
(Principal Accounting Officer)